Form 10-K
period 2024-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2025-03-31
CIK 798528

critical1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

205 S. Hoover Blvd, Suite 210, Tampa FL 33609

(Address and zip code of principal executive offices)

(813) 876-1776

(Registrant's telephone number including area code)

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

Indicate by mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Odyssey Marine Exploration, Inc. based on the closing price of $4.88 for the Common Stock, $0.0001 par value per share (“Common Stock”), on the Nasdaq Capital Market on June 28, 2024, was approximately $93.3 million.

As of March 25, 2025, the Registrant had 29,161,833 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K incorporates by reference to certain portions of the Company's Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on June 9, 2025, to be filed with the SEC within 120 days after the year ended December 31, 2024.

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

Important factors known to us that could cause such material differences are identified in our “RISK FACTORS” in Item 1A and elsewhere in this Annual Report on Form 10-K. Accordingly, readers of this Annual Report on Form 10-K should consider these factors in evaluating an investment in our securities and are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information or future events unless otherwise specifically indicated, except as required by law.

ITEM 1. BUSINESS

Overview

Odyssey Marine Exploration, Inc. discovers, validates, and develops high-value seafloor mineral resources in an environmentally responsible manner, providing access to critical resources that can transform societies and economies for generations to come.

We have a diversified mineral portfolio that includes projects controlled by us and other projects in which we are a minority owner and service provider. In addition, our team is continually working to add new projects to the portfolio by identifying potential new assets through a proprietary “Global Prospectivity Program” leading to the acquisition of appropriate rights. Our development focus is on projects that can meet stringent standards for environmental responsibility and sustainability while unlocking benefits for the host country. Environmental protection remains at the forefront of the strategic and tactical decision-making processes in all our work.

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

Importance of Seabed Mineral Exploration

There is growing global demand for critical mineral resources to power the green economy, feed the world's growing population and provide vital infrastructure. Land based deposits of cobalt, manganese, rare earth minerals, phosphorite, gold, silver, copper and zinc are being depleted. As the worldwide population continues to grow, it is necessary to explore additional and alternative sources of these much-needed materials to meet increasing forecasted demand.

Climate change and the global transition to a lower carbon economy presents opportunities for Odyssey given the increased demand for raw materials for the future green economy, including those that are or will be required for renewable energy generation and storage. Furthermore, as the worldwide population continues to grow, it is necessary to explore additional and alternative sources of these much-needed materials.

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
•
Environmental Impact: Seafloor mining can be done responsibly with limited biological impact and a manageable carbon footprint. No forested lands or freshwater systems are affected. Seafloor dredging, aggregate and diamond mining have been carried out for many years in shallow waters around the world and with appropriate mitigation programs have posed minimal adverse impact to marine ecosystems.
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

Mineral and Offshore Services

We provide specialized mineral exploration, project development and marine services to clients (subsidiary companies, other companies and/or governments). As our business is focused on the development of a diversified portfolio of subsea resources, we may elect to receive equity for the provision of our services on select mineral projects. We have an extensive history conducting deep-ocean projects down to 6,000 meters in depth, including deep-ocean resource explorations, ship and airplane wreck explorations, archaeological recovery and conservation and insurance documentation, and we apply this experience and expertise to advance our project portfolio.

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

With respect to mineral deposits, Subpart 1300 of Regulations S-K outlines the Securities and Exchange Commission's (“SEC”) basic mining disclosure policy and what information may be disclosed in public filings. See Item 2 Properties.

Although Odyssey has a variety of projects in various stages of development, only projects with material operational activity in the past 12 months are included below.

ExO Phosphate Project:

The “Exploraciones Oceánicas” Phosphate Project (“ExO Phosphate Project”) is a rich deposit of phosphate sands located 70-90 meters deep within Mexico's Exclusive Economic Zone (“EEZ”). This deposit contains a large amount of high-grade phosphate ore that can be extracted on a financially attractive basis (essentially a standard dredging operation). The product will be attractive to Mexican and other world producers of fertilizers and can provide important benefits to Mexico's agricultural development.

The deposit lies within an exclusive mining concession licensed to the Mexican company Exploraciones Oceánicas S. de R.L. de CV (“ExO”). Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”) owns 99.99% of ExO, and Odyssey owns 56.14% of Oceanica through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”).

In 2012, ExO was granted a 50-year mining license by Mexico (extendable for another 50 years at ExO's option) for the deposit that lies 25-40 km offshore in Baja California Sur.

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
•
Sound propagation studies concluded that noise levels generated during dredging would be similar to whale-watching vessels, merchant ships and fisherman's ships that already regularly transit this area, proving the system is not a threat to marine mammals.
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

ExO challenged the decision in Mexican federal court and in March 2018, the Tribunal Federal de Justicia Administrativa (“TFJA”), an 11-judge panel, ruled unanimously that SEMARNAT denied the application in violation of Mexican law and ordered the agency to re-take its decision. Just prior to the change in the Mexican administration later in 2018, SEMARNAT denied the permit a second time in defiance of the court. ExO challenged the decision again before the TFJA. On October 25, 2024, the TFJA announced its ruling in favor of SEMARNAT. ExO has appealed the TFJA’s ruling, and the appeal is pending.

In addition, in April 2019, we filed a North American Free Trade Agreement (“NAFTA”) arbitration claim against Mexico on behalf of Odyssey and ExO to protect our shareholders' interests and significant investment in the project. Our claim sought compensation on the basis that SEMARNAT’s wrongful repeated denial of authorization has destroyed the value of our investment in violation of NAFTA.

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10.0 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for litigation costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See Note 9, Derivative Financial Instruments – Litigation Financing).

On September 17, 2024, the Company received notification from the International Centre for Settlement of Investment Disputes (“ICSID”) of the arbitral award (the “Arbitral Award”) on the claims brought by the Company on behalf of itself and ExO, against the United Mexican States under NAFTA. The arbitral tribunal issued an award in favor of the Company and ExO. The award orders Mexico to pay $37.1 million for breaching its obligations under NAFTA, plus interest (the “Award Interest”) at the one-year Mexico Treasury bond rate, compounded annually, from October 12, 2018, until the award is paid in full, plus the arbitrators’ fees and ICSID administrative costs. The amounts awarded are net of Mexican taxes, and Mexico may not tax the award. The case filings and the award are available on the ICSID website. On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set-aside the Arbitral Award.

In October 2024, we discovered that the Mexican mining authority unlawfully cancelled ExO’s mining concessions in June and August 2024. ExO is challenging the cancellation.

Joint Venture with Capital Latinoamericano

On December 23, 2024, the Company and Capital Latinoamericano, S.A. de C.V. (“CapLat”) entered into a Joint Venture Agreement (the “JV Agreement”) pursuant to which Odyssey and CapLat formed a joint venture to develop a strategic fertilizer production project in Mexico (the “JV Project”) building on the work completed by the Company to validate a high-quality subsea phosphate resource within Mexico’s Exclusive Economic Zone (“EEZ”). Pursuant to the JV Agreement, the Company and CapLat will work together to develop the JV Project and, subject to satisfaction of certain conditions, including certain regulatory approvals from Mexican governmental authorities, subsidiaries of each party will invest as equal partners, subject to adjustment based on final contributions, in a newly formed joint venture entity that will own and continue to develop and operate the JV Project. The JV Agreement also provides that the Company and CapLat have exclusive rights to develop the JV Project, and that CapLat has the exclusive right to develop with the Company any projects in the EEZ owned or developed by the Company during the next five years.

Each of the parties has the right to terminate the JV Agreement if the investment into the joint venture entity does not occur on or prior to December 31, 2026, or if there is a change of control of either party. In the event of a termination based on a change of control, the non-terminating party would be entitled to a termination fee of $10.0 million. The JV Agreement also sets forth representations and warranties, covenants, conditions, termination provisions, and other provisions customary for comparable transactions.

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

Through a wholly owned subsidiary, we have earned and now hold approximately 14.2% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company.

We have the ability to earn up to an aggregate of 20.0 million equity units through August 2025. This means we can earn approximately 1.0 million additional equity units in CIC under our current services agreement. We achieved our current equity position through the provision of services rendered to CIC (see Note 5, Investment in Unconsolidated Entities).

Ocean Minerals, LLC Project:

Ocean Minerals LLC (“OML”) is a deepwater critical metals exploration and development company incorporated in the Cayman Islands. Moana Minerals Limited (“Moana Minerals”) is a wholly owned subsidiary of OML and is a deepwater critical metals exploration and development company incorporated in the Cook Islands with offices and operations based in Rarotonga, Cook Islands. In 2022, the SBMA awarded Moana Minerals a five-year exploration license (“EL3”) for a 23,630 square kilometer area in the Cook Islands' EEZ.

Moana Minerals has discovered polymetallic nodules in its exploration license area and, pursuant to the SBMA's standards and guidelines, it is conducting further exploration activities to increase confidence in the reported mineral resource and size of the reported mineral resources and to secure environmental approvals to perform commercial operations. OML and its project partners are also advancing work to develop recovery systems to harvest and process these high-quality seafloor polymetallic nodules commercially.

On June 4, 2023, Odyssey entered into a purchase agreement to acquire an approximately 13% interest in OML in exchange for a contribution by Odyssey of its interest in its then wholly owned subsidiary, ORI, whose sole asset was a 6,000-meter remotely operated vehicle ("ROV"), cash contributions of up to $10.0 million in a series of transactions over the subsequent year, a Contribution Agreement and an Equity Exchange Agreement. On July 3, 2023, the parties consummated the initial closing of the purchase agreement, pursuant to which Odyssey's wholly owned subsidiary obtained approximately 6.28% of OML's outstanding equity interests. On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement. The Termination Agreement terminated the parties’ rights and obligations relating to the Second OML Units, Third OML Units and Optional Units (see Note 5, Investment in Unconsolidated Entities), but did not affect Odyssey’s ownership of the Initial OML Units or its obligation to pay the lease payments for the ROV (see Note 5, Investment in Unconsolidated Entities). The Termination Agreement also did not affect the Equity Exchange Agreement or Contribution Agreement (each as defined above), each of which remains in effect.

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

LIHIR Gold Project:

The exploration license for the Lihir Gold Project covers a subsea area that contains several prospective gold exploration targets in two different mineralization types: seamount-related epithermal and modern placer gold. Two subaqueous debris fields within the area are adjacent to the terrestrial Ladolam Gold Mine and are believed to have originated from the same volcanogenic source. The resource lies 500-2,000 meters deep in the Papua New Guinea Exclusive Economic Zone off the coast of Lihir Island, adjacent to the location of one of the world's largest know terrestrial gold deposits. We have an 85.6% interest in Bismarck Mining Corporation, Ltd, the Papua New Guinea company that holds the exploration license (the “Bismarck Exploration License”) for the project.

Previous exploration expeditions in the license area, including research conducted by Odyssey, indicate it is highly prospective for commercially viable gold content.

In 2021 and again in 2023, Papua New Guinea (“PNG”) issued permit extensions allowing Odyssey to continue with our exploration program. We have developed an exploration program for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. The Company met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in PNG to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work began in late 2021 and is ongoing. Bismarck and Odyssey value the environment and respect the interests and people of Papua New Guinea and Lihir and are committed to transparent sharing of all environmental data collected during the exploration program.

Offshore survey and mapping operations commenced in December 2021 in the Papua New Guinea, Lihir license area and was completed in 2022. This work produced a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This allowed characterization of the geologic setting of the area and essentially created a “snapshot” of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling. In the first half of 2023, a comprehensive project plan was designed identifying specific target areas for geological and environmental samples to be collected in future offshore operations. No timetable has been set for operations to commence, as operational plans are currently being developed. On November 13, 2023, Bismarck received a sixth term renewal for the Bismarck Exploration License.

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

Odyssey's multi-year exploration program is planned to focus on robust environmental surveys and studies that will accrue to environmental permitting in compliance with PNG's requirements as well as the development of an Environmental Impact Assessment (“EIA”). During the exploration phase, steps to validate and quantify the precious and base metal content of the prospective resource would also be carried out. Once completed, if the data shows extraction can be carried out responsibly, Odyssey will apply for a mining license.

Further development of this project is dependent on the characterization of any present resources during exploration and license approvals.

Legal and Political Issues

Odyssey works with several leading international maritime lawyers, lobbyists and policy experts to constantly monitor international and domestic legal, regulatory, and political initiatives that might affect our projects.

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

Competition

We conduct mineral exploration on both shallow and deep-sea terrains. There are several companies that publicly identify themselves as engaged in aspects of deep-ocean mineral exploration or mining, including Ocean Minerals LLC, The Metals Company, Global Sea Mineral Resources, and Chatham Rock Phosphate, Ltd., as well as countries that are evaluating options to mine deep-ocean mineralized materials. As our mineral exploration business plan includes partnering with others in the industry, we view these entities as potential partners rather than pure competitors. As mineral rights are generally granted on an exclusive basis for a specific area or tenement, once licenses are granted, we do not anticipate any competitive intrusion on those areas. It is possible that one of these companies or some currently unknown group may secure licenses on an area desired by us or one of our partners; but since exploration work does not start until licenses are secured, we do not believe that competition from one or more of these entities, known or unknown, would materially affect our operating plan or alter our current business strategy. For offshore mineral exploration, there are providers of vessels and equipment that could be competitors or partners for certain projects. These companies generally service the oil, gas, wind and telecom industries with survey capabilities. We view these companies as potential strategic partners or services providers for our projects.

Cost of Environmental Compliance

With the exception of marine operations, our general business operations do not expose us to environmental risks or hazards. We carry insurance that provides a layer of protection in the event of an environmental exposure resulting from the operation of vessels and equipment we may utilize. The cost of such coverage is not material on an annual basis. Our seabed mineral business is currently in the exploration and validation phase and has thus not exposed us to any significant environmental risks or hazards, other than those which are standard to basic marine operations.

Executive Officers of the Registrant

The names, ages and positions of all the executive officers of the Company as of March 1, 2025, are listed below.

Mark D. Gordon (age 64) has served as Chief Executive Officer since October 1, 2014, and was appointed to the Board of Directors (the “Board”) in January 2008. Mr. Gordon also served as President from October 2007 to June 2019, when he was appointed Chairman of the Board. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures.

John D. Longley, Jr. (age 58) has served as Chief Operating Officer since October 1, 2014, and was appointed President in June 2019. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006. Prior to joining Odyssey, Mr. Longley served as Vice President of Sales and Marketing for Public Imagery from 2003 to 2005 and Director of Retail Marketing for Office Depot North American stores from 1998 to 2003.

Human Capital Management

We believe our success has always been dependent on our team of professionals in various fields who are passionate about the ocean, discovery, and making a difference. Therefore, we invest in our people and cultivate a dynamic, engaging, safe and welcoming workplace that drives innovation, encourages collaboration, and helps our people thrive.

As of December 31, 2024, we had 11 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with specialized technicians to perform technical marine survey and recovery operations and from time to time hire subcontractors and consultants to perform specific services.

Recruitment, Retention, Training and Development

Odyssey has a long tenured team that continues to attract world class experts. We believe this is a testament to our culture of treating our employees with respect, providing them with the tools and setting to be productive and innovative, and providing benefits that allow employees to maintain a healthy home and work life. To foster their and our success, we have made the recruitment, retention and development of dedicated and experienced professionals a cornerstone of our corporate strategy.

A key contributing factor to our historically high employee retention rates is our ability to rescale and upscale them through internal and external training and development programs. These include seminars, educational courses and webinars, degree programs, professional organization memberships, scholarly journal subscriptions, books and computer-based resources.

Compensation, Benefits and Well-being

Odyssey strives to support our employees in various ways and provide compensation and benefits that reflect our vested interest in them and their families. We offer generous health, dental and vision insurance coverage, company funded Health Reimbursement Accounts, as well as zero cost short-term disability, long-term disability, and life insurance coverage for all full-time employees. We recognize that our team's needs are varied and changing and that our benefits should be as well. Our Beyond Benefits program provides other, non-traditional assistance to employees to help them maintain their unique needs.

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

Enhancing gender and racial/ethnic diversity in management and our broader workforce is among Odyssey's priorities for the coming years. When recruiting for senior leadership roles, we aspire to have at least 50% of candidates represent diverse backgrounds.

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

To measure progress towards our safety goals outlined in our Quality, Health, Safety and Environment policies and procedures, we track several key performance indicators (KPIs). These include recordable medical incidents, lost workdays, first aid cases, restricted workdays, and the frequency of safety meetings. We also implement additional risk control measures such as safety drills and management visits. KPIs and control measures continue to evolve as our organization and project requirements change.

Available Information

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge through the “Investor Relations” section of the Company’s website, www.odysseymarine.com, as soon as reasonably practicable after they are filed with the SEC. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information filed electronically with the SEC by the Company. In addition, you may automatically receive email alerts and other information when you enroll your email address by visiting the “Investor Relations” section of our website. The content of any website referred to in this document is not incorporated by reference into this document.

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

We face risks related to the recent restatement of our financial information and the material weakness in our internal control over financial reporting.

We are subject to various SEC reporting and other regulatory requirements. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud and material errors in transactions and to fairly present financial statements. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing we conduct in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Common Stock.

As discussed in the Explanatory Note to our Comprehensive Report on Form 10-K for the year ended December 31, 2023, we determined to restate certain financial information in our previously issued consolidated financial statements for the year ended December 31, 2022, and for the interim periods ended March 31, 2022 and 2023, June 30, 2022 and 2023, and September 30, 2022. The circumstances leading to the restatement of our previously issued financial statements, and our efforts to investigate, assess, and remediate those matters have resulted in substantial costs in the form of accounting, legal, and similar professional fees, in addition to the substantial diversion of time and attention of our senior management and members of our accounting team in preparing the restated financial statements and information.

In addition, as a result of the restatement, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although we have undertaken substantial work to maintain effective internal controls and have taken action to remediate the material weaknesses identified in connection with the restatement, we cannot be certain that we will be successful in our remediation efforts or in maintaining adequate internal controls over our financial reporting. As a result of those material weaknesses, management determined that our internal control over financial reporting and disclosure controls and procedures were ineffective as of December 31, 2023, that has not been fully remediated as of December 31, 2024. If we fail to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, we may not be able to accurately determine our results of operations or financial conditions or to prevent fraud.

As a result of the restatement, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face the risks and challenges related to the restatement, including the following: (a) we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims, or other claims arising from the restatement; (b) the SEC may review the restatements and require further amendment of our public filings; and (c) the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement. We cannot provide assurance that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If any of the foregoing risks or challenges persists, our business, operations, and financial condition could be materially adversely affected.

We face risks related to being delinquent in our SEC reporting obligations.

Primarily due to the matters that led to our restatement of prior financial statements and the material weaknesses identified in connection therewith, our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2023, were not timely filed. We expect to continue to face many of the risks and challenges related to the matters that led to the delay in the filing of such Form 10-Q and Form 10-K reports, including the following:

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
•
litigation and claims, and any as regulatory examinations, investigations, proceedings, and orders arising out of our failure to file SEC reports on a timely basis, including the reasons and causes for the delay in filing, could divert management attention and resources from the operation of our business; and
•
negative reports or actions on our commercial credit ratings would increase our costs of, or reduce our access to, future commercial credit arrangements and limit our ability to refinance existing indebtedness.

If any of the foregoing risks or challenges persists, our business, operations, and financial condition are likely to be materially and adversely affected.

We have identified material weaknesses in our internal control over financial reporting and may identify other material weaknesses in our internal control over financial reporting in the future, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We have concluded that our internal control over financial reporting was not effective as of December 31, 2024, September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023, and certain prior periods, due to the existence of material weaknesses in our internal control over financial reporting. Although we have initiated and continue to apply remediation measures to address the identified material weaknesses, we cannot assure that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our overall control environment and our operational, information technology, financial systems, and infrastructure procedures and controls, as well as to continue to train, retain, and manage our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. If we are unable to successfully complete our remediation efforts or favorably assess the effectiveness of our internal control over financial reporting, our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected.

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

We have experienced a loss from operations in every fiscal year since our inception except for the year ended December 31, 2004. Our losses from operations for the years ended December 31, 2024 and 2023, were $12.0 million and $10.3 million, respectively. Even if we do generate operating income in one or more periods in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long term, or even for any quarter. The audit report covering our consolidated financial statements contains an explanatory paragraph that states that the Company’s operating losses and need for additional capital to fund operations and capital expenditures raise substantial doubt about our ability to continue as a going concern.

The research and data we use may not be reliable.

The success of a mineral project is dependent to a substantial degree upon the research and data we or a contracting party have obtained. By its very nature, research and data regarding mineral deposits can be imprecise, incomplete, outdated, and unreliable. For mineral exploration, data is collected based on a sampling technique and available data may not be representative of the entire ore body or tenement area. Prior to conducting offshore exploration, we typically conduct onshore research. There is no guarantee that the models and research conducted onshore will be representative of actual results on the seafloor. Offshore exploration typically requires significant expenditures, with no guarantee that the results will be useful or financially rewarding.

Operations may be affected by natural hazards.

Underwater exploration and extraction operations are inherently difficult and dangerous and may be delayed or suspended by weather, sea conditions or other natural hazards. Further, such operations may be undertaken more safely during certain months of the year than others. We cannot guarantee that we, or the entities we are affiliated with, will be able to conduct exploration, sampling or extractions operations during favorable periods. In addition, even though sea conditions in a particular search location may be somewhat predictable, the possibility exists that unexpected conditions may occur that adversely affect our operations. It is also possible that natural hazards may prevent or significantly delay operations. Seabed mineral extraction work may be subject to interruptions resulting from storms that adversely affect the extraction operations or the ports of delivery. Project planning considers these risks.

We may be unable to establish our rights to resources or items we discover or recover.

We may discover potentially valuable seabed mineral deposits, but we may be unable to get title to the deposits or get the necessary governmental permits to commercially extract the minerals. Mineral deposits may be in controlled waters where the policies and laws of a certain government may change abruptly, thereby adversely affecting our ability to operate in those zones. We have a process for evaluating this risk in our proprietary “Global Prospectivity Program”.

The market for minerals we recover is uncertain.

During the time between when a mineral deposit is discovered and the first extracted minerals are sold, world and local prices for the mineral may fluctuate drastically and thereby adversely affect the economics of the mineral project.

We could experience delays in the disposition or sale of minerals.

It may take significant time between when a mineral deposit is discovered, and the first extracted minerals are sold. Stakes in the mineral deposits can potentially be sold at an earlier date, but there is no guarantee that there will be readily available buyers at favorable competitive prices.

Legal, political, or civil issues could interfere with our marine operations.

Legal, political, or civil issues of governments throughout the world could restrict access to our operational marine sites or interfere with our marine operations or rights to seabed mineral deposits. In many countries, the legislation covering ocean exploration lacks clarity or certainty. As a result, when we are conducting projects in certain areas of the world for our own account or on our behalf of a contracting party, we may be subjected to unexpected delays, requests, and outcomes as we work with local governments to define and obtain the necessary permits and to assert our claims over assets on the seafloor bottom. Our vessel, equipment, personnel and cargo could be seized or detained by government authorities. We may have to work with different units of a government, and there may be a change of government representatives over time. This may result in unexpected changes or interpretations in government contracts and legislation.

Non-governmental organizations (“NGOs”) that are opposed to seafloor mineral extraction may attempt to disrupt business operations. NGOs may also use disinformation in the media to damage our reputation and the reputations of our projects. This may result in delays to project timelines and incremental costs to the company to implement strategies to mitigate and counter NGO activities.

We may be unable to get permission to conduct exploration and extraction operations.

It is possible we will not be successful in obtaining the necessary permits to conduct exploration and extraction operations. In addition, permits we obtain may be revoked or not honored by the entities that issued them. In addition, certain governments may develop new permit requirements that could delay new operations or interrupt existing operations.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur, we may need to adjust our business strategies to meet these changes, or we may otherwise find it necessary to restructure our operations or particular businesses or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets or sell certain assets. In any of these events our costs may increase, and we may have significant charges associated with the write-down of assets.

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

We depend on consultants and subcontractors to perform services in certain technical areas, and may face competition and creditor risk in engaging such consultants or vendors.

Our technical consultants and subcontractors supplement and complement the work performed by our employees and are difficult to replace. We may not be able to engage highly qualified consultants or vendors in the future, or there may be contract or credit risk relating to engagement of key consultants or vendors, which could adversely affect our business.

Technological obsolescence of our marine assets or failure of critical equipment could put a strain on our capital requirements or operational capabilities.

From time to time, we employ state-of-the-art technology including sonars, magnetometers, ROVs, vessels, and other advanced science and technology to perform seabed mineral exploration. Although we try to maintain back-ups on critical equipment and components, equipment failures may require us to delay or suspend operations. Also, while we endeavor to keep marine equipment in excellent working condition and current with all available upgrades, technological advances in new equipment may provide superior efficiencies compared to the capabilities of our existing equipment, and this could require us to purchase new equipment which would require additional capital.

We may not be able to contract with clients or customers for marine services or third-party projects.

From time to time, we earn revenue by chartering out equipment and crew and providing marine services to clients or customers. Even if we do contract out our services, the revenue may not be sufficient to cover administrative overhead costs. Although the operational results of these third-party projects are generally successful, the clients or customers may not be willing or financially able to continue with third-party projects of this type in the future. Failure to secure such revenue producing contracts in the future may have a material adverse impact on our revenue and operating cash flows.

The issuance of shares at conversion prices lower than the market price at the time of conversion and the sale of such shares could adversely affect the price of our common stock.

Some of our outstanding shares may have been acquired from time to time upon the conversion of convertible notes at conversion prices that are lower than the market price of our common stock at the time of conversion. In the past, Odyssey has issued debt obligations that could be converted into common shares at prices below the current market price. Conversion of the notes at conversion prices that are lower than the market price at the time of conversion and the sale of the shares issued upon conversion could have an adverse effect upon the market price of our common stock.

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

Short sellers of our stock may be manipulative and may attempt to drive down the market price of our common stock. Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to certification requirements imposed by the SEC and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

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

Our common stock is listed on the Nasdaq Capital Market, which imposes, among other requirements, a minimum bid price requirement. The closing bid price for our common stock must remain at or above $1.00 per share to comply with Nasdaq’s minimum bid requirement for continued listing. If the closing bid price for our common stock is less than $1.00 per share for 30 consecutive business days, Nasdaq may send us a notice stating we will be provided a period of 180 days to regain compliance with the minimum bid requirement or else Nasdaq may make a determination to delist our common stock. Another requirement for continued listing on the Nasdaq Capital Market is to maintain our market capitalization above $35.0 million. Nasdaq notified us on October 30, 2024, that we did not meet the $35.0 million market capitalization requirement for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(b)(2). In accordance with the Nasdaq Listing Rules, the Company has a 180-calendar day period, ending April 28, 2025, to regain compliance with the market capitalization requirement. On November 4, 2024, Nasdaq notified us that we did not meet the $1.00 minimum bid price requirement for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(a)(2). In accordance with the Nasdaq Listing Rules, the Company has a 180-calendar day period, ending May 5, 2025, to regain compliance with the minimum bid price requirement.

Our failure to regain compliance with the above-mentioned and other Nasdaq continued listing requirements may lead to the delisting of our common from the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Our insurance coverage may be inadequate to cover all of our business risks.

Although we seek to obtain insurance for some of our main operational risks, there is no guarantee that the insurance policies that we have are sufficient, that they will be in place when needed, that we will be able to obtain insurance coverage when desired, that insurance will be available on commercially attractive terms, or that we will be able to anticipate the risks that need to be insured. Although we may be able to insure our marine assets for certain risks such as certain possible loss or damage scenarios, we may lack insurance to cover against government seizure or detention of our marine assets. Permanent or temporary loss of our marine assets and the associated business interruption without commensurate compensation from an insurance policy could severely impact the financial results and operational capabilities of the company.

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

Subsea development and operating have inherent risks.

Mining operations generally involve a high degree of risk. The financing, exploration, development and mining of any of our properties is furthermore subject to a number of macroeconomic, legal and social factors, including commodity prices, laws and regulations, political conditions, currency fluctuations, the ability to hire and retain qualified people, the inability to obtain suitable and adequate machinery, equipment or labor and obtaining necessary services in the jurisdictions in which we may operate. Unfavorable changes to these and other factors have the potential to negatively affect our operations and business. Major expenses may be required to locate and establish mineral reserves and resources, to develop processes and to construct mining and processing facilities at a particular site. Mining, processing, development and exploration activities depend, to one degree or another, on adequate infrastructure. Unusual or infrequent weather phenomena, sabotage, government or other interference could adversely affect our operations, financial condition and results of operations. It is impossible to ensure that the exploration or development programs planned by us will result in a profitable commercial mining operation. Whether precious or base metal or mineral deposits will be commercially viable depends upon a number of factors, some of which are: the particular attributes of the deposit, such as the quantity and quality of mineralization; mineral prices, which are highly volatile; and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in not receiving an adequate return on invested capital. There is no certainty that the expenditures to be made by us towards the exploration and evaluation of our projects will result in discoveries or production of commercial quantities of the minerals. In addition, once in production, mineral reserves are finite and there can be no assurance that we will be able to locate additional reserves as existing reserves are depleted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We are dedicated to protecting the integrity, confidentiality, and availability of our data, infrastructure and operating systems. As part of our commitment to safeguarding our operations against cybersecurity threats, we employ a comprehensive strategy for the assessment, identification, and management of cybersecurity risks. We engage a managed services provider (“MSP”), which provides wide-ranging services including risk assessments, threat detection, monitoring and response strategies, security audits and cybersecurity training.

Cybersecurity Processes: We conduct robust cybersecurity processes aligned with the National Institute of Standards Technology (“NIST”) and the Cybersecurity Maturity Model Certification (“CMMC”) protocols. Our comprehensive approach includes:

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

Risk Assessment Procedures: We conduct periodic risk assessments to identify potential cybersecurity threats and vulnerabilities within our IT infrastructure. These assessments are conducted using various software tools and methodologies that enable us to evaluate our systems critically and comprehensively. Our risk assessment process includes, but is not limited to, the analysis of:

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

•
Conducting a thorough investigation to understand the breach's nature and scope; and
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

Integration into Overall Risk Management: Our cybersecurity risk assessment processes are fully integrated into the broader risk management framework. Cybersecurity is positioned as a core component of our risk management strategy, with direct reporting to our President and COO, who is guided by our MSP firm. The MSP firm provides strategic direction on policy, procedures and best practice. The synergy between cybersecurity and risk management ensures a resilient posture against emerging cyber threats.

Engagement of Third Parties: These providers are selected based on stringent criteria for cybersecurity expertise, particularly their capability to implement and manage NIST and CMMC protocols.

Third-Party Service Provider Oversight: Our oversight processes include comprehensive due diligence checks for any new third-party service provider and continuous monitoring of our existing MSP firm’s activities. We have established protocols for communication and incident response that align with our managed service provider's operations, and industry best practice, ensuring swift action in the face of cybersecurity threats. Furthermore, a scheduled series of meetings has been established to procure updates and deliberate upon cybersecurity strategy with our contracted third-party providers.

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

Cybersecurity Governance

Our executive team is actively involved in overseeing our cybersecurity operations to ensure that they meet industry standards. The executive team provides regular updates to the Board—specifically the audit committee—on the status of our cybersecurity efforts, including any potential risks, threats or incidents.

Our President and COO, with guidance from our third-party MSP, manages our cybersecurity risk management and strategy process. Collectively, our consultants have 50+ years’ experience in the cybersecurity industry in various roles.

Processes for Informing the Board: The audit committee is regularly informed about cybersecurity risks through quarterly briefings from our President and COO. These briefings may include risk assessment reports, incident response updates, changes to the cybersecurity landscape, and other relevant information. In the case of a cybersecurity incident that meets reporting thresholds, the audit committee will be promptly notified and will receive continual updates until the situation is remedied.

ITEM 2. PROPERTIES

Corporate Office

We maintain our corporate offices in Tampa, Florida where we lease approximately 6,000 square feet of office space. We currently do not own any buildings or land. We believe our current leased facility is adequate for our current and planned levels of operation.

ExO Phosphorite Project

Summary

We have one material mining project, the ExO Phosphorite Project, which is located in the Mexican Exclusive Economic Zone (the “Mexican EEZ”) offshore Baja California Sur, Mexico in the Pacific Ocean. The exclusive mining concessions for the ExO

Phosphorite Project were granted to Exploraciones Oceánicas S. de R.L. de CV (“ExO”), a Mexican company in which we hold, through other subsidiaries, a 56.14% interest. The Primary concession (concession No. 244813) was granted in 2012, and rights for the two additional adjacent concessions (Norte concession No. 242994 and Sur concession No. 242995) were acquired in 2014. Exploration has confirmed the ExO West Phosphorite Deposit lies within the Primary and Norte concessions. The ExO Phosphorite Project currently has no reportable mineral reserves. In October 2024, we discovered that the Mexican mining authority unlawfully cancelled ExO’s mining concessions in June and August 2024. ExO is challenging the cancellation. See ExO Phosphate Project in the above Part I, Item 1. Business for additional information.

Location and Brief Description

The ExO Phosphorite Project concession area is a sedimentary marine phosphorite deposit located in the Mexican EEZ offshore Baja California Sur, Mexico in the Pacific Ocean. The property is located using a multi-point polygonal property demarcation bounded by latitudes 26.1°, 25.4°, and longitudes -112.2°, -112.9° WGS 1984. The property is roughly 20 to 45 kilometers from shore. Following is a map denoting the three concessions in relation to Baja California Sur, Mexico.

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

Description of Concessions

Total concessions encompass approximately 114,775 hectares of seafloor at a water depth of approximately 80 meters and consist of three concessions in total (see section Location and Brief Description above). The concessions were granted to ExO by the Mexican Secretary of Economy, General Coordination of Mining, and are valid for 50 years, with an option for a 50-year extension. The Primary concession was granted in 2012, and rights for the other two concessions (Norte and Sur) were acquired thereafter in 2014. To commence further operations on the ExO Phosphorite Project, ExO must obtain approval of its Environmental and Social Impact Assessment ("ESIA") from the Mexican Ministry of Environment and Natural Resources ("SEMARNAT"). In October 2024, we discovered that the Mexican mining authority unlawfully cancelled ExO’s mining concessions in June and August 2024. ExO is challenging the cancellation. See ExO Phosphate Project in the above Part I, Item 1. Business for additional information.

Work Completed

The ExO Phosphorite Project has sufficient data to confirm the geological continuity of the deposit and the estimation of measured, indicated and inferred resource tonnes. ExO, through exploration operations conducted by Odyssey, explored the area, characterized the environmental baseline to enable drafting and submittal of the ESIA, and acquired approximately 200 vibracore samples for assay. These cores were split into individual strata core units each of approximately 1 meter length. The cores were assayed at Florida Industrial and Phosphate Research Institute ("FIPR") in Bartow, Florida under the guidance of Mr. Henry Lamb.

Related Matters

This Annual Report on Form 10-K does not include a resource estimate for the ExO Phosphorite Project because currently we do not have a technical report summary for the project that meets the requirements of Item 601(b)(96) of Regulation S-K.

ITEM 3. LEGAL PROCEEDINGS

The information contained in “Part IV, Item 15. Note 11, Commitments and Contingencies” included elsewhere in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Company’s Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “OMEX”.

As of March 24, 2025, the number of record holders of our common stock was approximately 111. This does not include approximately 8,700 stockholders that hold their stock in accounts included in street name with broker/dealers.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our common stock, and we do not anticipate declaring any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

On December 23, 2024, we issued and sold an aggregate of 7,377,912 shares of common stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The issuance and sale of the shares of common stock were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Company and the investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to prepare and file a registration statement with the SEC relating to the offer and sale of the shares of common stock on or before February 28, 2025. The Form S-1 Registration Statement was filed with the SEC on January 24, 2025, and declared effective on February 7, 2025.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements, the related notes to the financial statements, and our Annual Report on Form 10-K for the year ended December 31, 2024.

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, regarding the Company’s expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the Company’s expectations, but the expectations concerning its future operations, earnings and prospects may change. The Company’s expectations involve risks and uncertainties and are based on many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the Company’s expectations and the forward-looking statements will be correct. Please refer to Part I, Item 1A (“Risk Factors”) of this Annual Report on Form 10-K for a description of risk factors that could cause actual results to differ from the expectations stated in this discussion. Odyssey disclaims any obligation to update any of these forward-looking statements except as required by law.

Operational Update

Additional information regarding our announced projects can be found in Part I, Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2024. Only projects that are material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.

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

The deposit lies within an exclusive mining concession licensed to the Mexican company Exploraciones Oceánicas S. de R.L. de CV (“ExO”). Oceanica Resources, S. de R.L., a Panamanian company (“Oceanica”) owns 99.99% of ExO, and Odyssey owns 56.14% of Oceanica through Odyssey Marine Enterprises, Ltd., a wholly owned Bahamian company (“Enterprises”).

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

ExO challenged the decision in Mexican federal court and in March 2018, the Tribunal Federal de Justicia Administrativa (“TFJA”), an 11-judge panel, ruled unanimously that SEMARNAT denied the application in violation of Mexican law and ordered the agency to re-take its decision. Just prior to the change in the Mexican administration later in 2018, SEMARNAT denied the permit a second time in defiance of the court. ExO challenged the decision again before the TFJA. On October 25, 2024, the TFJA announced its ruling in favor of SEMARNAT. ExO expects to appeal the TFJA’s ruling, and the appeal is pending.

In April 2019, we filed a claim under the North American Free Trade Agreement (“NAFTA”) arbitration claim against Mexico on behalf of Odyssey and ExO to protect our stockholders’ interests and significant investment in the project. Our claim sought compensation on the basis that SEMARNAT’s wrongful repeated denial of authorization has destroyed the value of our investment in violation of NAFTA.

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10.0 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for arbitration costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See Note 9, Derivative Financial Instruments – Litigation Financing).

On September 17, 2024, the Company received notification from the International Centre for Settlement of Investment Disputes (“ICSID”) of the arbitral award (the “Arbitral Award”) on the claims brought by the Company on behalf of itself and ExO, against the United Mexican States under NAFTA. The arbitral tribunal issued an award in favor of the Company and ExO. The award orders Mexico to pay $37.1 million for breaching its obligations under NAFTA, plus interest (the “Award Interest”) at the one-year Mexico Treasury bond rate, compounded annually, from October 12, 2018, until the award is paid in full, plus the arbitrators’ fees and ICSID administrative costs. The amounts awarded are net of Mexican taxes, and Mexico may not tax the award. The case filings and the award are available on the ICSID website. On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set-aside the Arbitral Award.

In October 2024, the Company discovered that the Mexican mining authority unlawfully cancelled ExO’s mining concessions in June and August 2024. ExO is challenging the cancellation.

Joint Venture with Capital Latinoamericano

On December 23, 2024, the Company and Capital Latinoamericano, S.A. de C.V. (“CapLat”) entered into a Joint Venture Agreement (the “JV Agreement”) pursuant to which Odyssey and CapLat formed a joint venture to develop a strategic fertilizer production project in Mexico (the “JV Project”) building on the work completed by the Company to validate a high-quality subsea phosphate resource within Mexico’s Exclusive Economic Zone (“EEZ”). Pursuant to the JV Agreement, the Company and CapLat will work together to develop the JV Project and, subject to satisfaction of certain conditions, including certain regulatory approvals from Mexican governmental authorities, subsidiaries of each party will invest as equal partners, subject to adjustment based on final contributions, in a newly formed joint venture entity that will own and continue to develop and operate the JV Project. The JV Agreement also provides that the Company and CapLat have exclusive rights to develop the JV Project, and that CapLat has the exclusive right to develop with the Company any projects in the EEZ owned or developed by the Company during the next five years.

Each of the parties has the right to terminate the JV Agreement if the investment into the joint venture entity does not occur on or prior to December 31, 2026, or if there is a change of control of either party. In the event of a termination based on a change of control, the non-terminating party would be entitled to a termination fee of $10 million. The JV Agreement also sets forth representations and warranties, covenants, conditions, termination provisions, and other provisions customary for comparable transactions.

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

Through a wholly owned subsidiary, we have earned and now hold approximately 14.2% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company.

We have the ability to earn up to an aggregate of 20.0 million equity units through July 2025. This means we can earn approximately 1.0 million additional equity units in CIC under our current services agreement. We achieved our current equity position through the provision of services rendered to CIC (see Note 5, Investment in Unconsolidated Entities).

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

On June 4, 2023, Odyssey entered into a purchase agreement to acquire an approximately 13% interest in OML in exchange for a contribution by Odyssey of its interest in its then wholly owned subsidiary, ORI, whose sole asset was a 6,000-meter remotely operated vehicle (“ROV”), cash contributions of up to $10.0 million in a series of transactions over the following year, a Contribution Agreement and an Equity Exchange Agreement. On July 3, 2023, the parties consummated the initial closing of the purchase agreement, pursuant to which Odyssey’s wholly owned subsidiary obtained approximately 6.28% of OML’s outstanding equity interests. On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement. The Termination Agreement terminated the parties’ rights and obligations relating to the Second OML Units, Third OML Units and Optional Units (see Note 5, Investment in Unconsolidated Entities), but did not affect Odyssey’s ownership of the Initial OML Units or its obligation to pay the lease payments for the ROV (see Note 5, Investment in Unconsolidated Entities). The Termination Agreement also did not affect the Equity Exchange Agreement or Contribution Agreement (each as defined above), each of which remains in effect.

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

In 2021 and again in 2023, Papua New Guinea issued permit extensions allowing Odyssey to continue with our exploration program. We have developed an exploration program for the Lihir Gold Project to validate and quantify the precious and base metal content of the prospective resource. The Company has met with local regulatory authorities, specialists in local mining, environmental legal experts, and logistics support service companies in Papua New Guinea to establish baseline business functions essential for a successful program to support upcoming marine exploration operations in the license area. This offshore work began in late 2021 and is ongoing. Bismarck and Odyssey value the environment and respect the interests and people of Papua New Guinea and Lihir and are committed to transparent sharing of all environmental data collected during the exploration program.

Offshore survey and mapping operations commenced in December 2021 in the Papua New Guinea, Lihir license area and was completed in 2022. This work produced a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This allowed characterization of the geologic setting of the area and essentially created a "snapshot" of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling. In the first half of 2023, a comprehensive project plan was designed identifying specific target areas for geological and environmental samples to be collected in future offshore operations. No timetable has been set for operations to commence, as operational plans are currently being developed. On November 13, 2023, Bismarck received a sixth term renewal for the Bismarck Exploration License.

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

Odyssey's multi-year exploration program is planned to focus on robust environmental surveys and studies that will accrue to environmental permitting in compliance with PNG's requirements as well as the development of an Environmental Impact Assessment ("EIA"). During the exploration phase, steps to validate and quantify the precious and base metal content of the prospective resource would also be carried out. Once completed, if the data shows extraction can be carried out responsibly, Odyssey will apply for a mining license.

Further development of this project is dependent on the characterization resources during the exploration phase.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the next twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, and generating income from exploration charters.

Our 2025 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements.

In December 2024, we amended the March 2023 Notes (as defined below) and the December 2023 Notes (as defined below) to, among other items, extend the maturity date of our obligations, and add a conversion feature, thereby deferring a material cash need. In addition, on December 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of common stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The proceeds of that sale of common stock, together with other anticipated cash inflows, is expected to provide sufficient operating funds into the second quarter of 2025. The SPA further provides the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of common stock at a purchase price of $1.10 per share at a subsequent closing to be held on April 30, 2025. That subsequent sale of common stock, if exercised by the investors under the SPA, is expected to provide sufficient operating funds through at least the fourth quarter of 2025.

Our consolidated non-restricted cash balance at December 31, 2024 was $4.8 million. We had a working capital deficit at December 31, 2024 of $16.7 million. The total consolidated book value of our assets was approximately $18.5 million at December 31, 2024, which includes cash of $4.8 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest thousands and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements and Supplementary Data in Item 8.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year ended December 31,		Change
Increase/(Decrease) (in thousands)	2024	2023	$	%

Total revenue	$769	$804	$(35)	(4)%
Marketing, general and administrative	9,669	6,843	$2,826	41.3%
Operations and research	3,104	4,298	$(1,194)	(27.8)%
Total operating expenses	12,774	11,141	$1,633	14.7%
Total other income / (expense)	18,252	6,453	$11,799	182.8%
Net Income / (Loss)	6,247	(3,885)	$10,132	—
Net loss attributable to non-controlling interest	9,411	9,230	$181	2.0%
Net income (loss) attributable to Odyssey Marine Exploration, Inc.	$15,658	$5,346	$10,312	192.9%

Revenue

The revenue generated in each period was a result of performing marine research and project administration for our customers and related parties. Total revenue for the twelve months ended December 31, 2024 was $0.8 million, a decrease of $35,122 compared to $0.8 million from the twelve months ended December 31, 2023. We do not consider the fluctuation period over period to be significant.

One company to which we provided these services in both periods is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director is an indirect minority equity holder of CIC (see Note 14, Related Party Transactions). In addition, during the twelve months ended December 31, 2024, we provided services to OML, which is also a related party as we account for our interest in OML under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses for the twelve months ended December 31, 2024 were $9.7 million, an increase of $2.8 million as compared to the twelve months ended December 31, 2023. The increase primarily resulted from an increase of $1.5 million in share-based compensation and employee bonuses and $1.7 million in audit and legal fees. These increases were offset in part by $0.4 million of employee compensation, and other general expenses.

Operations and research expenses are primarily focused around deep-sea mineral exploration, which includes minerals research, scientific services, marine operations and project management. Operations and research expenses decreased by $1.2 million during the twelve months ended December 31, 2024, as compared to the twelve months ended December 31, 2023, primarily as a result of decreases of $1.1 million in licenses and permits, $0.2 million of contract labor expense associated with ROV sea trials and a $0.1 million reduction in port fees, customs duties, and dockage. These decreases were offset in part by an increase of $0.2 million in professional services related to NAFTA arbitration.

Total Other Income and Expense

Total other income/(expense) was $18.3 million and $6.5 million for the twelve months ended December 31, 2024 and 2023, respectively, resulting in an increase of $11.8 million.

The increase in income was attributable to:

•
a $27.2 million increase in the change in derivative fair value, mainly consisting of changes in fair value increases of (i) $20.0 million in warrants, (ii) $6.7 million in OML Put Option, (iii) $1.9 million in litigation financing, and (iv) $0.8 million of 37N Note, which are offset in part by decreases of (y) $2.1 million in March 2023 Notes and (z) $0.1 million in December 2023 Notes;
•
$9.8 million received in connection with residual economic interest in the shipwreck received during 2024, which did not occur in 2023; and
•
a $2.8 million increase in foreign exchange gain.

The above increases in income were offset by increases in expense attributable to:

•
$21.9 million primarily related to a gain on debt extinguishment predominantly from the termination of the MINOSA debt in 2023;
•
$4.2 million of a loss on the OML termination agreement in 2024;
•
a $1.5 million increase in interest expense primarily related to March 2023 Notes and December 2023 Notes, which includes $0.7 million of the write-off of the debt discount related to the debt extinguishment of the March 2023 Notes and December 2023 Notes;
•
a $0.2 million decrease in interest income;
•
a $0.2 million decrease in the gain on sale of wholly owned entity, due to the recognized sale of ORI in 2023, that did not recur in 2024.

Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any taxes in either period ending 2024 or 2023.

Non-Controlling Interest

Commencing in 2013, we became the controlling stockholder of Oceanica. Our financial statements therefore include the financial results of Oceanica and its subsidiary, ExO. Except for intercompany transactions that are fully eliminated upon consolidation, Oceanica's revenues and expenses, in their entirety, are shown in our consolidated financial statements. The share of Oceanica's net losses corresponding to the equity of Oceanica not owned by us is subsequently shown as the "Non-Controlling Interest" in our consolidated statements of operations. The non-controlling interest adjustment in the year ended December 31, 2024 was $9.4 million as compared to $9.2 million for the twelve months ended December 31, 2023. The increase in these amounts is primarily due to the increase in permit fees and other standard operating costs.

Liquidity and Capital Resources

	Year ended December 31,
(in thousands)	2024	2023

Summary of Cash Flows:
Net Cash Provided By (Used In) Operating Activities	$642	$(10,170)
Net Cash Provided By (Used In) Investing Activities	(84)	(1,029)
Net Cash Provided By (Used In) Financing Activities	212	13,778
Net Increase/(Decrease) In Cash	$770	$2,578
Cash At Beginning Of Period	4,022	1,443
Cash At End Of Period	$4,792	$4,022

Discussion of Cash Flows

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024 was $0.6 million. This represents an approximate $10.8 million increase in cash provided when compared to the use of $10.2 million for the year ended December 31, 2023. Cash flows used in operating activities for the year ended December 31, 2024 reflected a net income before non-controlling interest of $6.2 million and is adjusted primarily by non-cash items of $3.7 million, and includes other income of $9.8 million from a residual economic interest in a salvaged shipwreck. Cash used in operating activities is adjusted primarily by non-cash items of $3.7 million, including: (i) $18.9 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, OML Put Option, and Litigation financing liability, (ii) $4.2 million of a loss on Termination Agreement, (iii) amortization of deferred discount $3.3 million, (iv) note payable accretion of $2.3 million, (v) share-based compensation of $2.0 million, and (vi) $1.8 million of PIK interest. Other operating activities resulted in an increase in working capital of $1.9 million. This $1.9 million increase includes a $0.4 million decrease to accounts payable, $2.1 million increase to accrued expenses partially offset by a $0.2 million increase in other working capital accounts.

Cash flows used in operating activities for the year ended December 31, 2023, of $10.2 million reflected a net loss before non-controlling interests of $3.9 million and is adjusted primarily by non-cash items of $7.6 million, which primarily includes a gain on debt extinguishment of $21.2 million, services provided to unconsolidated entities of $0.8 million, and note receivable interest accretion of $0.3 million, which were partially offset primarily by a change in derivatives liabilities fair value of $8.3 million, debt accretion and amortization of fees and discounts of $3.7 million, interest paid in kind of $0.9 million, share-based compensation of $0.6 million, amortization of financing liabilities of $0.4 million, and depreciation of $0.2 million. Other operating activities resulted in a decrease in working capital of $1.3 million. This $1.3 million increase primarily comprises a $2.6 million increase to accrued expenses, and a decrease in accounts payable of $1.7 million offset by an increase of approximately $0.4 million in other working capital accounts. The increase in accrued expenses and accounts payable is predominantly related to increased accrued interest and permit fees.

Investing Activities

Cash flows used in investing activities for the twelve months ended December 31, 2024, was $84,350. This represents an approximate $0.9 million decrease from cash flows used in investing activities of $1.0 million for the twelve months ended December 31, 2023. During the twelve months ended December 31, 2024, the net cash used in investing activities was solely for the purchase of property and equipment.

During the year ended December 31, 2023, the primary items affecting the net cash used in investing activities were $1.3 million for the purchase of property and equipment, cash paid for the investment in a new unconsolidated entity of $1.0 million, offset by proceeds from related party of $1.0 million and proceeds from the sale of equipment of $0.3 million.

Financing Activities

Cash flows provided by financing activities for the twelve months ended December 31, 2024, was $0.2 million. The $0.2 million primarily consisted of $3.9 million from proceeds from the issuance of common stock, partially offset by $3.0 million of debt obligation payments, $0.5 million of sale leaseback payments and $0.1 million of offering costs paid on financing.

Cash flows provided by financing activities for the twelve months ended December 31, 2023, were $13.8 million. The $13.8 million consisted of $21.4 million received from the issuance of loans payable, proceeds from warrants exercised of $0.3 million, $0.2 million proceeds from the issuance of common stock and $4.1 million of proceeds from the sale leaseback transactions, offset by the $11.5 million of debt obligation payments and $0.4 million of sale leaseback payments.

Other Cash Flow and Equity Areas

General Discussion

At December 31, 2024, we had cash of $4.8 million, an increase of $0.8 million from the December 31, 2023 balance of $4.0 million. Financial debt of the company was $22.9 million and $23.3 million at December 31, 2024 and 2023, respectively.

Financings

Stock Purchase Agreement

On December 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of common stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The SPA further provides the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of common stock at a purchase price of $1.10 per share at a subsequent closing to be held on April 30, 2025.

The Company analyzed the SPA, specifically with respect to the shares issued and the right to purchase additional shares at a later date within the guidance of ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, and determined the right to purchase additional shares is a written call option that qualifies as a free standing instrument based on the definition of the second criterion in the GAAP definition of a freestanding financial instrument that the instruments are legally detachable and separately exercisable. The Company determined the written call option does not require liability classification under Topic 480 and does not meet the definition of a derivative, as there is no net settlement provision. Lastly, the Company concluded the written call option should be classified as an equity instrument, as it meets the criteria for equity classification of a non-derivative instrument under ASC 815-40.

On December 23, 2024, the Company recorded the written call option as well as a capital contribution from its investors within APIC at a fair value of approximately $1.5 million. The written call option does not require subsequent remeasurement each reporting period. The capital contribution was recorded for the excess of proceeds received compared to the fair value of common stock and written call option.

Debt Financing

The Company’s consolidated loans payable consisted of the following carrying values at:

	December 31,
	2024	2023
March 2023 Note	$13,101,995	$14,858,816
December 2023 Note	6,550,164	6,000,000
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	465,138	468,751
Pignatelli Note	—	500,000
37N Note	—	804,997
Finance liability (Note 16)	4,210,604	4,112,332
Total Loans payable	$24,961,910	$27,378,905
Less: Unamortized deferred lender fee	(119,530)	(106,488)
Less: Unamortized debt discount	(1,906,850)	(3,955,449)
Total Loans payable, net	$22,935,530	$23,316,968
Less: Current portion of loans payable	(13,084,379)	(15,413,894)
Loans payable—long term	$9,851,151	$7,903,074

March 2023 Notes and Warrant Purchase Agreement

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “March 2023 Note Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “March 2023 Note”)

in the principal amount of up to $14.0 million and (b) a warrant (the “March 2023 Warrants” and, together with the March 2023 Note, the “March 2023 Securities”) to purchase shares of our Common Stock.

The total proceeds of $14.0 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3.7 million, which is amortized over the remaining term of the March 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense. In connection with the December 2024 amendment discussed below, any unamortized debt discount was written off to interest expense.

The principal amount outstanding under the March 2023 Note bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at Odyssey’s option and upon notice to the holder of the March 2023 Note, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the March 2023 Note (“PIK Interest”), and (b) the first quarterly interest payment due under the March 2023 Note will be satisfied with PIK Interest. The March 2023 Note provides Odyssey with the right, but not the obligation, upon notice to the holder of the March 2023 Note to redeem (x) at any time before the first anniversary of the issuance of the March 2023 Note, all or any portion of the indebtedness outstanding under the March 2023 Note (together with all accrued and unpaid interest, including PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the March 2023 Note, all or any portion of the indebtedness outstanding under the March 2023 Note (together with all accrued and unpaid interest, including PIK Interest). Unless the March 2023 Note is sooner redeemed at Odyssey’s option, all indebtedness under the March 2023 Note was due and payable on September 6, 2024. Under the terms of the March 2023 Note Purchase Agreement, Odyssey agreed to use the proceeds of the sale of the Securities to fund Odyssey’s obligations under the Termination Agreement (as defined above), to pay legal fees and costs related to Odyssey’s NAFTA arbitration against the United Mexican States, to pay fees and expenses related to the transactions contemplated by the March 2023 Note Purchase Agreement, and for working capital and other general corporate expenditures. Odyssey’s obligations under Note are secured by a security interest in substantially all of Odyssey’s assets (subject to limited stated exclusions).

Under the terms of the March 2023 Warrant, the holder had the right for a period of three years after issuance to purchase up to 3,703,703 shares of Odyssey’s common stock at an exercise price of $3.78 per share, which represents 120.0% of the official closing price of Odyssey’s common stock on the Nasdaq Capital Market immediately preceding the signing of the March 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the March 2023 Warrant, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the Nasdaq Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The warrant provides for customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

On March 6, 2023, the Company recognized the fair value of the March 2023 Warrant using the Black-Scholes valuation technique at $3.7 million and classified the warrants as equity and debt discount of the March 2023 Note.

In connection with the execution and delivery of the March 2023 Note Purchase Agreement, Odyssey entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which Odyssey registered the offer and sale of the shares (the “Exercise Shares”) of Odyssey common stock issuable upon exercise of the Warrant in a Prospectus filed with the SEC and declared effective as of June 1, 2023.

We incurred $98,504 in related fees which are being amortized over the term of the March 2023 Note Purchase Agreement and charged to interest expense.

For the years ended December 31, 2024 and 2023, we recorded $1.8 million and $2.0 million of interest expense from the amortization of the debt discount, respectively, and $44,934 and $53,810 interest from the fee amortization which has been recorded in interest expense, respectively. The carrying value of the debt was $10.5 million and $13.1 million as of December 31, 2024 and 2023, respectively, which includes of interest Paid In Kind (“PIK”) of $1.2 million and $0.8 million, respectively, and was net of unamortized debt fees of $89,820 and $44,693, net of unamortized debt discount of $1.5 million and $1.7 million, respectively, associated with the fair value of the warrant. The total face value of this obligation at December 31, 2024 and 2023 was $13.1 million and $14.9 million, respectively.

December 2024 Amendment

On December 20, 2024, the Company and the holders of the March 2023 Securities entered into an Amendment to Note and Warrant March Purchase Agreement (the “March 2023 NWPA Amendment”) pursuant to which the March 2023 Purchase Agreement was amended to, among other things, (a) add certain covenants, including a requirement for the Company to maintain a minimum liquidity level, and modify certain existing covenants, (b) add related events of default, and (c) provide that the Company’s obligations under the March 2023 Purchase Agreement, the March 2023 Notes, and related documents are guaranteed by specified subsidiaries of the Company.

In connection with the March 2023 NWPA Amendment, the Company issued to each of the holders of the March 2023 Securities an Amended and Restated Convertible Promissory Note (the “March 2023 AR Notes”), and the Company and such holders entered into amendments (the “March 2023 Warrant Amendments”) to the March 2023 Warrants. The March 2023 Notes were modified by the March 2023 AR Notes to, among other things, (a) extend the maturity date to June 30, 2025, and, subject to an amendment of the Company’s December 2023 Notes (as defined below), to December 31, 2025, (b) add a conversion feature pursuant to which the holders have the right to convert the indebtedness under the March 2023 AR Notes into shares of the Company’s common stock at a conversion rate equal to 75% of the 30-day volume weighted average price of the Company’s common stock, provided that the conversion rate will not be less than $1.10 or greater than $2.20. The March 2023 AR Notes include limitations on the holders’ right to exercise the conversion feature, including customary limitations intended to ensure compliance with the rules of the Nasdaq Capital Market and a provision that provides the Company with the right to settle any exercise of the conversion feature in cash rather than by issuing shares of common stock. The condition relating to amendment of the December 2023 Notes also was satisfied on December 20, 2024, such that the maturity date of the March 2023 AR Notes is currently December 31, 2025.

The March 2023 Warrant Amendments modify the exercise price of the March 2023 Warrants from $3.78 to $1.10. In connection with the March 2023 NWPA Amendment, the Company also granted (a) registration rights to the holders of the March 2023 AR Notes and the March 2023 Warrants with respect to the shares of common stock issuable upon conversion or exercise thereof and (b) provided the holders with security interests in additional collateral to secure the Company’s obligations to the holders. The Company and the investors also entered into a Registration Rights Agreement (the “March 2023 Rights Agreement”) pursuant to which the Company agreed to prepare and file a registration statement with the SEC relating to the offer and sale of the shares of common stock on or before February 28, 2025. The investors also have certain “piggyback” registration rights under the March 2023 Rights Agreement.

The March 2023 NWPA Amendment, the March 2023 AR Notes, the March 2023 Warrant Amendments, and the March 2023 Rights Agreement also include representations and warranties, covenants, conditions, and other provisions customary for comparable transactions.

The Company evaluated the March 2023 NWPA Amendment under ASC 470 and concluded it should be recorded as a debt extinguishment as it added a substantive conversion option. In addition, based on the criteria of ASC 480 and ASC 815-15-25-1, the March 2023 AR Notes are classified as a liability on the consolidated balance sheet with a conversion option that is recorded as an embedded derivative. As a result, the conversion option was recorded as discount on the debt and adjusted to fair value at each reporting period outstanding with changes recognized through Change in derivative liabilities fair value on the consolidated statement of operations. At December 31, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets as $13.1 million, in Loans payable – short term, and $2.7 million, in debt derivative, respectively.

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

The total proceeds of $6.0 million were allocated between debt and warrant liability by recognizing the warrants at their full fair value and allocating the residual proceeds to the December 2023 Notes. The initial fair value of the December 2023 Warrants (as defined below) was $2.4 million, resulting in a corresponding discount on the December 2023 Notes which is being amortized over the remaining term of the December 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense.

The principal amount outstanding under the December 2023 Notes bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at our option and upon notice to the holder of the December 2023 Notes, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the December 2023 Notes (“December 2023 PIK Interest”), and (b) the first quarterly interest payment due under the December 2023 Notes will be satisfied with December 2023 PIK Interest. The December 2023 Notes provide us with the right, but not the obligation, upon notice to the holders of the December 2023 Notes to redeem (x) at any time before the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest). Unless the December 2023 Notes are sooner redeemed at our option, all indebtedness under the December 2023 Notes was due and payable on June 1, 2025. Under the terms of the December 2023 Note Purchase Agreement, we agreed to use the proceeds of the sale of the December 2023 Securities for working capital and other general corporate expenditures and to pay fees and expenses related to the transactions contemplated by the December 2023 Note Purchase Agreement. Our obligations under December 2023 Notes are secured by a pledge of and security interest in our equity interests in Odyssey Marine Cayman Limited (subject to limited stated exclusions).

Under the terms of the first tranche of December 2023 Warrants, the holders had the right for a period of three years after issuance to purchase an aggregate of up to 1,411,765 shares of our common stock at an exercise price of $4.25 per share, which represents 120.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Under the terms of the second tranche of December 2023 Warrants, the holders have the right for a period of three years after issuance to purchase an aggregate of up to 211,565 shares of our common stock at an exercise price of $7.09 per share, which represents 200.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the December 2023 Warrants, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the Nasdaq Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The December 2023 Warrants provide the holders with a cashless exercise option if we have announced payment of a dividend or distribution on account of our common stock. The December 2023 Warrants also include customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

In connection with the execution and delivery of the December 2023 Note Purchase Agreement, we entered into a registration rights agreement (the “December 2023 Registration Rights Agreement”) pursuant to which we agreed to register the offer and sale of the shares (the “December 2023 Exercise Shares”) of our common stock issuable upon exercise of the December 2023 Warrants. Pursuant to the December 2023 Registration Rights Agreement, we agreed to prepare and file with the SEC a registration statement covering the resale of the December 2023 Exercise Shares and to use our reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter, subject to stated deadlines.

The Company determined that the December 2023 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the December 2023 Warrants were recognized as derivative liabilities and will be initially and subsequently measured at fair value with the gain or loss due to changes in fair value recognized in the current period. The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt.

We incurred $65,500 in related expenses, which are being amortized over the term of the December 2023 Note Purchase Agreement and charged to interest expense.

For the year ended December 31, 2024 and 2023, we recorded $2.3 million and $0.1 million of interest expense from the amortization of the debt discount, respectively, and $50,799 and $3,705 interest from the fee amortization, respectively. The carrying value of the debt was $5.8 million and $3.7 million as of December 31, 2024 and 2023, respectively, and was net of unamortized debt fees of $29,710 and $61,795, respectively, and net of unamortized debt discount of $0.5 million and $2.3 million, respectively, associated with the fair value of the warrant. The total face value of this obligation at December 31, 2024 and 2023 was $6.6 million and $6.0 million, respectively.

December 2024 Amendment

On December 20, 2024, the Company and the holders of the December 2023 Securities entered into an Amendment to Note and Warrant Purchase Agreement (the “December 2023 NWPA Amendment”) pursuant to which issued to each of the holders of the December 2023 Securities an Amended and Restated Convertible Promissory Note (the “December 2023 AR Notes”), and the Company and such holders entered into amendments (the “December 2023 Warrant Amendments”) to the December 2023 Warrants. The December 2023 Notes were modified by the December 2023 AR Notes to, among other things, (a) extend the maturity date to April 1, 2026, (b) add a conversion feature pursuant to which the holders have the right to convert the indebtedness under the December 2023 AR Notes into shares of the Company’s common stock at a conversion rate equal to 75% of the 30-day volume weighted average price of the Company’s common stock, provided that the conversion rate will not be less than $1.10. The December 2023 AR Notes include limitations on the holders’ right to exercise the conversion feature, including customary limitations intended to ensure compliance with the rules of the Nasdaq Capital Market and a provision that provides the Company with the right to settle any exercise of the conversion feature in cash rather than by issuing shares of common stock.

The December 2023 Warrant Amendments modify the exercise price of one tranche of the December 2023 Warrants from $4.25 to $1.23 and the exercise price of the other tranche of the December 2023 Warrants from $7.09 to $2.05. In connection with the December 2023 NWPA Amendment, the Company also granted registration rights to the holders of the December 2023 AR Notes and the December 2023 Warrants with respect to the shares of common stock issuable upon conversion or exercise thereof. The Company and the investors also entered into a Registration Rights Agreement (the “December 2023 Rights Agreement”) pursuant to which the Company agreed to prepare and file a registration statement with the SEC relating to the offer and sale of the shares of common stock on or before February 28, 2025. The investors also have certain “piggyback” registration rights under the December 2023 Rights Agreement.

The Company evaluated the December 2023 NWPA Amendment under ASC 470 and concluded it should be recorded as a debt extinguishment as it added a substantive conversion option. In addition, based on the criteria of ASC 480 and ASC 815-15-25-1, the December 2023 AR Notes are classified as a liability on the consolidated balance sheet with a conversion option that is recorded as an embedded derivative. As a result, the conversion option was recorded as discount on the debt and adjusted to fair value at each reporting period outstanding with changes recognized through Change in derivative liabilities fair value on the consolidated statement of operations. At December 31, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets as $6.7 million, inclusive of $0.2 million of accrued interest, in Loans payable, and $0.3 million, in debt derivative, respectively.

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

On December 27, 2023, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $0.3 million of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rate of $2.3226 under the agreement, we issued 155,000 shares of our Common Stock to 37N on December 29, 2023.

Throughout 2024, 37N delivered exercise notices as follows:

•
In June 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $0.2 million of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rate of $3.6491, we issued 55,000 shares of our Common Stock to 37N on June 24, 2024.
•
In July 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $0.1 million of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rate of $3.2781, we issued 31,000 shares of our Common Stock to 37N on July 18, 2024.
•
In September 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $0.3 million of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rate of $2.8161, we issued 89,000 shares of our Common Stock to 37N on September 12, 2024.
•
In October 2024, 37N delivered exercise notices to us pursuant to which it exercised its right to convert the remainder of the outstanding indebtedness under the Note Agreement, amounting to $0.5 million, into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rates ranging between $0.41055 and $0.6993, we issued 853,671 shares of our Common Stock to 37N during October 2024.

As a result of the above conversions, as of December 31, 2024, the debt instrument and embedded derivatives related to the Note Agreements were zero. At December 31, 2023, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $0.8 million and $0.7 million, respectively, under Loans payable – short term and Derivative liabilities and other – long term.

Other Financing Arrangement

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary ("ExO" and, together with Odyssey, the "Claimholder"), and Poplar Falls LLC (the "Funder") entered into an International Claims Enforcement Agreement (the "Agreement"), pursuant to which the Funder agreed to provide funding to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement ("NAFTA") for violations of the Claimholder's rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the "Project"), on our own behalf and on behalf of ExO and United Mexican States (the "Subject Claim"). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the "Claims Payments") incrementally and at the Funder's sole discretion.

Under the terms of the Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $6.5 million (the "Maximum Investment Amount"). The Maximum Investment Amount will be made available to the Claimholder in two phases, as set forth below:

(a)
a first phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $1.5 million for the payment of antecedent and ongoing costs ("Phase I Investment Amount"); and
(b)
a second phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $5.0 million for the purposes of pursuing the Subject Claim to a final award ("Phase II Investment Amount").

Upon exhaustion of the Phase I Investment Amount, the Claimholder will have the option to request Tranche A of the Phase II Investment Amount, consisting of funding up to $3.5 million ("Tranche A Committed Amount"). Upon exhaustion of the Tranche A Committed Amount, the Claimholder will have the option to request Tranche B of the Phase II Investment Amount, consisting of funding of up to $1.5 million ("Tranche B Committed Amount"). The Claimholder must exercise its option to receive the Tranche A Committed Amount in writing, no less than thirty days before submitting a Funding Request to the Funder under Tranche A. The Claimholder must exercise its option to receive the Tranche B Committed Amount in writing within forty-five days after the exhaustion of the Tranche A Committed Amount. Pursuant to the Agreement, the Claimholder agreed that, upon exercising the Claimholder's option to receive funds under Phase I, Tranche A of Phase II, or Tranche B of Phase II, the Funder will be the sole source of third-party funding for the specified fees and expenses of the Subject Claim under each respective phase and tranche covered by the option exercised, and the Claimholder will obtain funding for such fees and expenses only as set forth in the Agreement. The Funder was due a closing fee of $80,000 for the Phase I Investment Amount, and $80,000 for the Phase II Investment Amount to pay third parties in connection with due diligence and other administrative and transaction costs incurred by the Funder prior to and in furtherance of execution of the Agreement.

Upon the Funder making Claims Payments to the Claimholder or its designees in an aggregate amount equal to the Maximum Investment Amount, the Funder has the option to continue funding the specified fees and expenses in relation to the Subject Claim on the same terms and conditions provided in the Agreement. The Funder must exercise its option to continue funding in writing, within thirty days after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount. If the Funder exercises its option to continue funding, the parties agreed to attempt in good faith to amend the Agreement to provide the Funder with the right to provide at the Funder's discretion funding in excess of the Maximum Investment Amount, in an amount up to the greatest amount that may then be reasonably expected to be committed for investment in Subject Claim. If the Funder declines to exercise its option, the Claimholder may negotiate and enter into agreements with one or more third parties to provide funding, which shall be subordinate to the Funder's rights under the Agreement.

The Agreement provides that the Claimholder may at any time without the consent of the Funder either settle or refuse to settle the Subject Claim for any amount; provided, however, that if the Claimholder settles the Subject Claim without the Funder's consent, which consent shall not be unreasonably withheld, conditioned, or delayed, the value of the Recovery Percentage (as defined below) will be deemed to be the greater of (a) the Recovery Percentage (under Phase I or Phase II, as applicable), or (b) the total amount of all Claims Payments made in connection with such Subject Claim multiplied by three (3).

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final Arbitral Award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments under Phase I and, if Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount, shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return ("IRR") of 50.0% retroactive to the date each Funding Request was paid by the Funder (under Phase I), or, to the conversion date for the Tranche A Committed Amount and Tranche B Committed Amount of Phase II if the Claimholder has exercised the respective option (collectively, the "Conversion Amount"). Such Conversion Amount and any and all accrued IRR shall be payable in-full by the Claimholder within 24 months of the date of such conversion, after which time any outstanding Conversion Amounts, shall accrue an ("IRR") of 100.0%, retroactive to the conversion date (the "Penalty Interest Amount"). The Claimholder will execute such documents and take other actions as necessary to grant the Funder a senior security interest on and over all sums due and owing by the Claimholder in order to secure its obligation to pay the Conversion Amount to the Funder. If the Claimholder ceases the Subject Claim due to the grant of an environmental permit (with or without a monetary component), all Claims Payments under Phase 1 and, if the Claimholder has exercised the corresponding option, the Tranche A Committed Amount and Tranche B Committed Amount shall immediately convert to a senior secured liability of the Claimholder and shall incur an annualized an IRR of 50.0% on the Conversion Amount, noted above, from the conversion date. Management has estimated it is more likely than not the Subject Claim will result in the issuance of the environmental permit requiring us to record interest under Generally Accepted Accounting Principles in the United States ("US GAAP"). Reliance should not be placed on this estimate in determining the likely outcome of the Subject Claim.

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

In the event of any receipt of proceeds resulting from the Subject Claim (as defined in the Agreement, "Proceeds"), the Funder shall be entitled to any additional sums above the Conversion Amount to which the Funder is entitled as described below. Should the Claimholder cease the Subject Claim as described above after Self-Funding the Claim, accrued IRR and Penalty Interest shall be calculated and paid to the Funder as set forth above. The Funder's rights to the Recovery Percentage as defined below shall survive any decision by Claimholder to utilize Self-Funding. The parties acknowledged that the Agreement constitutes a sale of the right to a portion of the Proceeds (if any) arising from the Subject Claim as set forth in this Agreement. The Claimholder has relinquished its right to the portion of the proceeds, if any, that the Funder would have the right to as described below. This sale of proceeds is being accounted for under the guidance of ASC 815 Derivatives and Hedging)

On each Distribution Date, distributions of the Proceeds shall be made to the Claimholder and the Funder in accordance with subparagraph (a) or (b) below (the "Recovery Percentage"), as applicable:

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
thereafter, 100% to the Claimholder.

The Agreement provides that if no Proceeds are ever paid to or received by the Claimholder or its representatives and if the environmental permit is not issued, the Funder shall have no right of recourse or right of action against the Claimholder or its representatives, or any of their respective property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. If (a) Proceeds are paid to or received by the Claimholder or its representatives; (b) such Proceeds are promptly applied and/or distributed by the Claimholder or on behalf of the Claimholder in accordance with the terms of the Agreement; and (c) the amount received by the Funder as a result thereof is not sufficient to pay all of the Recovery Percentage and all of the amounts due to the Funder under the Agreement, then (provided that all of the Proceeds which the Funder will ever be entitled to have been paid to or received by the Funder), the Funder shall have no right of recourse or action against the Claimholder or its Representatives, or any of their property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. Pursuant to the Agreement, the Claimholder acknowledged the Funder's priority right, title, and interest in any Proceeds, including against any available collateral to secure its obligations under the Agreement, which security interest shall be first in priority as against all other security interests in the Proceeds. The Claimholder also acknowledged and agreed to execute and authorize the filing of a financing statement or similar and to take such other actions in such jurisdictions as the Funder, in its sole discretion, deems necessary and appropriate to perfect such security interest. The Agreement also includes representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions customary for comparable arrangements.

Amendment and Restatement (January 31, 2020)

On January 31, 2020, the Claimholder and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the "Restated Agreement"). The material terms and provisions that were amended or otherwise modified are as follows:

•
The Funder agreed to provide up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder's litigation support costs in connection with Subject Claim;
•
A closing fee of $0.2 million has been retained by the Funder in connection with due diligence and other transaction costs incurred by the Funder;
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

During 2020, the Funder provided us with $2.0 million of the Arbitration Support Funds, and we incurred $0.2 million in related fees that were treated as an additional advance. Upon each funding, the proceeds were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was an immediate expense of $1.1 million related to the derivative.

Although the warrants only become exercisable upon the occurrence of future events, they are considered issued for accounting purposes and were valued using a binomial lattice model. The expected volatility assumption was based on the historical volatility of our common stock. The expected life assumption was primarily based on management's expectations of when the Warrants will become exercisable and the risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement.

Second Amendment and Restatement (December 12, 2020)

On December 12, 2020, the Claimholder and the Funder entered into a Second Amended and Restated International Claims Enforcement Agreement (the "Second Restated Agreement") relating to the Subject Claim. Under the terms of the Second Restated Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $20.0 million (the "Maximum Investment Amount"). The Second Restated Agreement requires the Funder to make Claims Payments in an aggregate amount no greater than $10.0 million for the purposes of pursuing the Subject Claim to a final award ("Phase III Investment Amount"). We also incurred $0.2 million in related fees, which were treated as an additional advance. The Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.

Third Amendment and Restatement (June 14, 2021)

On June 14, 2021, the Claimholder and the Funder entered into a Third Amended and Restated International Claims Enforcement Agreement (the "Third Restated Agreement") relating to the Subject Claim. Under the terms of the Third Restated Agreement, the Funder has made and agreed to make Claims Payments in an aggregate amount not to exceed $25.0 million, an increase of $5.0 million (the "Incremental Amount"). The Third Restated Agreement requires the Claimholder to request $2.5 million of the Incremental Amount (the "First $2.5 Million"). Within 15 days after exhaustion of the First $2.5 Million, the Claimholder may either (a) request the remaining $2.5 million (the "Second $2.5 Million") of the Incremental Amount or (b) notify the Funder that the Claimholder has decided to self-fund the Second $2.5 Million. We also incurred $80,000 in related fees which were treated as an additional advance. This Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement. As of December 31, 2024, the Funder has made Claim Payments in the aggregate amount of $24.8 million.

The fair value of the obligation at December 31, 2024 and 2023 is $57.0 million and $52.1 million, respectively, with changes in the fair value of $4.8 million and $6.7 million for the years ended December 31, 2024 and 2023, respectively.

Litigation Financing Waiver and Consent

On March 6, 2023, the Claimholder and the Funder under the Agreement entered into a Waiver and Consent Agreement, pursuant to which, among other things, (i) the Funder provided a waiver and consent (i) to allow the Claimholder to fund certain costs and expenses arising from the Subject Claim from the Claimholder's own capital in an aggregate amount not to exceed $5.0 million, and (ii) Odyssey paid a $1.0 million nonrefundable waiver fee to the Funder.

Emergency Injury Disaster Loan

On June 26, 2020, we executed the standard loan documents required for securing an Economic Injury Disaster Loan (the "EIDL Loan") from the United States Small Business Administration (the "SBA"). The principal amount of the EIDL Loan is $0.2 million, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest of $731, are due monthly beginning 12 months from the date of the EIDL Loan. In 2021, the SBA extended this 12-month period, setting the first payment due date in December 2022. Per the agreement, payments reduce accrued interest first and are then applied against the principal. The balance of principal and interest is payable thirty years from the date of the promissory note.

As of both December 31, 2024 and 2023, the Company’s principal balance on the EIDL Loan amounted to $0.2 million and is recorded as Loans payable in the consolidated balance sheets.

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

Seller Note Payable

In December 2022, we entered into an Amended and Restated Purchase and Sale Agreement (“Purchase and Sale Agreement”) with the seller of certain marine equipment (“Seller”). Pursuant to the Purchase and Sale Agreement, Seller agreed to sell us the marine equipment, related tooling items and spares for $2.5 million. On or before the closing date, Odyssey paid the Seller $1.1 million for the acquisition of the assets. Pursuant to the Purchase and Sale Agreement, we paid the Seller the $1.4 million balance of the purchase price as a fully amortizing loan, bearing interest at a rate of 20% per annum, maturing on June 5, 2024 (the “Seller Note”). On April 4, 2023, the Company paid this loan in full.

AFCO Insurance Note Payable

On November 1, 2024, we executed the Premium Finance Agreement with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the Directors and Officers (“D&O”) Insurance premiums evidenced by the promissory note, bearing interest at a rate of 6.40% per annum, maturing on October 31, 2025.

On November 1, 2023, we executed the Premium Finance Agreement with AFCO. Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 4.95% per annum, maturing on October 31, 2024.

Critical Accounting Estimates

The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note 2, Summary Of Significant Accounting Policies to the consolidated financial statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

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

As discussed in Note 7, Loans Payable, Note 8, Fair Value Measurements and Note 9, Derivative Financial Instruments to the consolidated financial statements, , we have certain litigation financing with detachable warrants, warrant liabilities, the OML Put Option and an embedded derivatives related to the 37N Note, March 2023 Notes and December 2023 Notes, included in the consolidated balance sheets at December 31, 2024 and 2023 that are considered derivative financial instruments.

The Litigation Financing agreement involved numerous amendments, significant non-cash financing, issuance of warrants, and issuance costs. Determination of the fair value of the derivative required significant judgment of and assumptions and estimates regarding the facts and circumstances regarding the potential liability. The fair value of the derivative is an inherently uncertain estimate because almost none of the inputs used in calculating the estimate–other than amounts funded–is objectively quantifiable. The inputs are based on management’s good faith but unavoidably subjective assumptions, judgments and estimates regarding the potential outcomes of the NAFTA arbitration case, the potential outcomes and award amounts conditional on Odyssey winning the arbitration, the potential repayment dates, the potential dates on which any proceeds from the arbitration might be received, and certain market inputs such as discount rates. The calculations based on these inputs resulted in a range of estimated fair values. The Company reported the midpoint of that range as the fair value at each relevant period. The estimate has changed each period based on management’s revised judgments and assumptions regarding timing and other inputs. The estimate reported as the fair value is sensitive to the methods, assumptions, judgments and estimates underlying the fair value calculations because the use of different probabilities regarding potential case outcomes, potential awards, repayment dates, discount rates, or other estimated assumptions, or another method of reporting the fair value from within the calculated range, could result in a significantly or materially different estimated fair value being reported.

The fair values of the 2022 Warrants (as defined below) and the December 2023 Warrants, which are accounted for as derivative liabilities, were estimated using a Black-Scholes valuation model. The assumptions used in this model included the use of key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the warrant. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well as expected exercise dates. The dividend yield is based on the historical dividends issued by us. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

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

As discussed in Note 14, Related Party Transactions and Note 5, Investment in Unconsolidated Entities to the consolidated financial statements, the Company has a cost investment with a related party. The Company has entered into numerous agreements with the related party that required analysis of ASC 810-10 to determine that the Company was not the primary beneficiary. This analysis required judgment and review of the facts and circumstances to determine the proper accounting for this cost investment. We also reviewed the impairment guidance to determine any potential impairment of the investment. See Note 2, Summary of Significant Accounting Policies.

The current investment in unconsolidated entities accounted for under the equity method consists of a 6.97% interest in OML. We determined that the Company has a significant influence over OML’s operation due to the agreements to purchase additional interests in OML and the services we provide to OML which require our involvement in the decisions made over OML’s operations. As part of this acquisition, we entered into the OML Put Option to acquire additional interests in OML, which was determined to be an obligation to issue a variable number of shares that is predominantly based on variations in something other than the fair value of the company’s equity shares, within the scope of ASC 480. As such, the OML Put Option is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The OML Put Option valuation was based on the exercise period of the equity exchange agreement, share price and volatility. The Equity Exchange Agreement expired by its terms on January 3, 2025.

Recently Issued Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Additional disclosures required by Item 305 of Regulation S-K are not required for Smaller Reporting Companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2024, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

Notwithstanding the material weakness in our internal control over financial reporting, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with US GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f)and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Due to the material weakness described below with respect to our internal control over financial reporting relating to the appropriate review of accounting positions for certain significant transactions, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Material Weakness in Internal Control over Financial Reporting

In connection with our evaluation for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting as of December 31, 2023, relating to the appropriate review of accounting positions for certain significant transactions. Specifically, (a) the Company did not have sufficient resources with the adequate technical skills to identify and evaluate specific accounting positions and conclusions, and (b) the Company had inadequate processes and controls to ensure appropriate level of precision of review related to our financial statement footnote disclosures.

The material weakness resulted in material misstatement in our financial statements and disclosures for certain prior periods as set forth in our Comprehensive Form 10-K Report for the year ended December 31, 2023, and restatements were required of our previously released interim or audited consolidated financial statements for certain periods.

Remediation Efforts to Address Prior Material Weakness

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

The Company anticipates that the actions described above and resulting improvements in controls will strengthen the Company's processes, procedures and controls related to management's review of accounting positions for significant and complex transactions and will address the related material weakness. However, the material weakness cannot be considered remediated until the applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weakness described above, there were no changes during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required under this Item will be contained in the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2024 (the “Proxy Statement”), which information is incorporated by reference herein.

Certain other information relating to the Executive Officers of the Company appears in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant,” which information is incorporated by reference herein.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its employees, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics and all committee charters are posted on the Company's website (www.odysseymarine.com). We will provide a copy of any of these documents to stockholders free of charge upon request to the Company.

Insider Trading Policy

Information regarding our Insider Trading Policy will be contained in our Proxy Statement under the caption “Insider Trading Policy” and is incorporated herein by reference. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Executive Officer Clawback Policy

Information regarding our Executive Officer Clawback Policy will be contained in our Proxy Statement under the caption “Executive Officer Clawback Policy” and is incorporated herein by reference. A copy of our Executive Officer Clawback Policy is filed with this Annual Report on Form 10-K as Exhibit 97.1.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item will be contained in the Company’s Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2024, which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2024. The information required pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item will be contained in the Company’s Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2024, which information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item will be contained in the Company’s Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2024, which information is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	(a) Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 41.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Odyssey Marine Exploration, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a loss from operations of $12 million during the year ended December 31, 2024, and as of that date, the Company’s current liabilities exceeded its current assets by $16 million and its total liabilities exceeded its total assets by $79 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matter

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting and Valuation of Litigation Financing

As described further in Note 9 to the consolidated financial statements, the Company entered into an agreement with a Funder to provide financial assistance in the Company’s claim against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder's rights under NAFTA. The Company determined that the financing arrangement was a derivative and should be measured at fair value each reporting period. The fair value of this derivative instrument is recorded in “Litigation Financing and other” on the consolidated balance sheets. The determination of fair value of the litigation financing derivative liability requires management to make significant estimates and assumptions, including the probability of expected outcomes and the corresponding cash flows associated with such outcomes. We identified the accounting for and valuation of litigation financing as a critical audit matter.

The principal consideration for our determination that the accounting for and valuation of litigation financing is a critical audit matter is that the interpretation and application of the relevant accounting literature required significant auditor judgment, including the need to involve a subject matter expert, and the assumptions used in determining the valuation, specifically the discount rate and probabilities of outcome, involved a high degree of subjectivity.

Our audit procedures related to the accounting for and valuation of litigation financing derivative included the following, among others.

•
We evaluated the Company’s accounting memoranda and other documentation regarding application of the relevant accounting guidance.
•
We compared the underlying terms of the International Claims Enforcement Agreement and the Arbitration Award to management’s accounting memoranda and with the assistance of our internal subject matter expert, independently interpreted and applied the accounting literature to the Litigation financing agreement.
•
We evaluated the reasonableness of management’s assessment of probabilities of outcomes by reviewing publicly available information, discussing with management and legal counsel as well as the Company’s external counsel regarding the status of the case, and comparing the model to the legal terms of the agreement. We inspected minutes of the meetings of the Board of Directors and committees of the Board of Directors to search for any contradictory evidence which may indicate that the probabilities used by management might not be appropriate.
•
Withthe assistance of our valuation specialists, we evaluated the appropriateness of the model used in determining the fair value of derivative liabilities. We also performed an independent estimation of the discount rate from external market data and compared it to the discount rate management used in the model.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Tampa, Florida

March 31, 2025

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,791,743	$4,021,720
Accounts and other related party receivables	285,764	110,320
Other current assets	683,626	743,439
Total current assets	5,761,133	4,875,479

NON-CURRENT ASSETS
Investment in unconsolidated entities	9,885,779	9,001,646
Option to purchase equity securities in related party	455,416	6,373,402
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	534,016	524,656
Right-of-use - operating leases	—	121,568
Other non-current assets	34,295	34,295
Total non-current assets	12,730,757	17,876,818
Total assets	$18,491,890	$22,752,297

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$748,403	$345,378
Accrued expenses	8,634,576	8,493,358
Operating lease liability, current portion	—	129,140
Forward contract liability	—	1,446,796
Put option liability	—	5,637,162
Loans payable, current portion	13,084,379	15,413,894
Total current liabilities	22,467,358	31,465,728

LONG-TERM LIABILITIES
Loans payable	9,851,151	7,903,074
Debt derivative liability	3,052,000	—
Warrant liabilities	4,798,759	15,792,385
Litigation financing and other	56,950,377	52,817,938
Deferred contract liability	455,416	679,706
Total long-term liabilities	75,107,703	77,193,103
Total liabilities	97,575,061	108,658,831

Commitments and contingencies (Note 11)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock – $0.0001 par value; 24,984,166 shares authorized; none issued and outstanding	—	—
Common stock – $0.0001 par value; 75,000,000 shares authorized; 28,825,333 and 20,420,896 issued and outstanding	2,883	2,042
Additional paid-in capital	264,191,579	263,616,186
Accumulated deficit	(280,439,023)	(296,096,957)
Total stockholders’ deficit before non-controlling interest	(16,244,561)	(32,478,729)
Non-controlling interest	(62,838,610)	(53,427,805)
Total stockholders’ deficit	(79,083,171)	(85,906,534)
Total liabilities and stockholders’ deficit	$18,491,890	$22,752,297

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
REVENUE
Marine services	$726,395	$779,581
Operating and other	42,282	24,218
Total revenue	768,677	803,799

OPERATING EXPENSES
Marketing, general and administrative	9,669,116	6,843,181
Operations and research	3,104,488	4,298,179
Total operating expenses	12,773,604	11,141,360
LOSS FROM OPERATIONS	(12,004,927)	(10,337,561)

OTHER INCOME / (EXPENSE)
Interest income	169,360	412,625
Interest expense	(6,517,631)	(5,039,952)
Income / (Loss) on equity method investment	(271,830)	(278,910)
Change in derivative liabilities fair value	18,866,862	(8,302,866)
Gain / (Loss) on debt extinguishment	(729,723)	21,177,200
Residual economic interest in shipwreck	9,839,006	—
Loss on Termination Agreement (Note 5)	(4,246,900)	—
Other	1,142,912	(1,515,138)
Total other income / (expense)	18,252,056	6,452,959
INCOME / (LOSS) BEFORE INCOME TAXES	6,247,129	(3,884,602)

Income tax benefit	—	—
NET INCOME / (LOSS)	6,247,129	(3,884,602)
Net loss attributable to non-controlling interest	9,410,805	9,230,421
NET INCOME / (LOSS) attributable to Odyssey Marine Exploration, Inc.	$15,657,934	$5,345,819

NET INCOME / (LOSS) PER SHARE
Basic	$0.75	$0.27
Diluted	$0.07	$0.27
Weighted average number of common shares outstanding:
Basic	20,977,521	19,943,633
Diluted	28,376,949	20,118,877

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY / (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	19,540,310	$1,954	$256,963,264	$(301,442,776)	$(44,197,384)	$(88,674,942)
Share-based compensation	—	—	—	—	585,654	—	—	585,654
Director compensation paid in share-based instruments	—	—	77,976	8	303,485	—	—	303,493
Cancellation of stock awards for payment of withholding tax requirements	—	—	188,162	19	(218,637)	—	—	(218,618)
Common stock issued for debt extinguishment	—	—	304,879	30	999,970	—	—	1,000,000
Fair value of warrants issued	—	—	—	—	3,926,962	—	—	3,926,962
Common stock issued for warrants exercised	—	—	90,552	9	303,340	—	—	303,349
Common stock issued for convertible debt conversion	—	—	155,000	16	524,094	—	—	524,110
Common stock issued for options exercised	—	—	64,017	6	228,054	—	—	228,060
Net income/(loss)	—	—	—	—	—	5,345,819	(9,230,421)	(3,884,602)
Balance at December 31, 2023	—	$—	20,420,896	$2,042	$263,616,186	$(296,096,957)	$(53,427,805)	$(85,906,534)
Share-based compensation	—	—	24,328	2	2,011,603	—	—	2,011,605
Cancellation of stock awards for payment of withholding tax requirements	—	—	—	—	(18,277)	—	—	(18,277)
Director compensation paid in stock	—	—	16,547	2	287,998	—	—	288,000
Fair value of warrants classified as liabilities	—	—	—	—	(7,754,438)	—	—	(7,754,438)
Common stock issued in connection with Securities Purchase Agreement (Note 12)	—	—	7,077,912	708	3,896,167			3,896,875
Common stock issued for convertible debt conversion	—	—	1,181,132	118	1,722,781	—	—	1,722,899
Common stock issued and exchanged with related party		—	104,518	11	429,559	—	—	429,570
Net income/(loss)	—	—	—	—	—	15,657,934	(9,410,805)	6,247,129
Balance at December 31, 2024	—	$—	28,825,333	$2,883	$264,191,579	$(280,439,023)	$(62,838,610)	$(79,083,171)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$6,247,129	$(3,884,602)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Services provided to unconsolidated entities	(726,395)	(779,581)
Depreciation	79,019	242,970
Financing fees amortization	90,794	724,185
Amortization of finance liability	638,271	432,332
Amortization of deferred discount	3,345,669	2,037,000
Note payable interest accretion	2,318,779	985,671
Note interest paid-in-kind ("PIK")	1,793,345	858,816
Note receivable interest accretion	—	(288,991)
Right-of-use ("ROU") asset amortization	121,568	178,457
Share-based compensation	2,011,605	585,654
Director compensation paid in stock	288,000	178,493
Loss on equity method investment	271,830	278,910
(Gain) loss on debt extinguishment	729,723	(21,177,200)
Loss on Termination Agreement	4,246,900	—
Loss on sale of equipment	(4,029)	(160,000)
Change in derivatives liability fair value	(18,866,862)	8,302,866
(Increase) decrease in:
Accounts receivable and other related party receivables	(175,444)	(103,899)
Short-term notes receivable, related party	—	514,294
Changes in operating lease liability	(129,140)	(186,656)
Other assets	59,813	203,991
Accounts payable	372,209	(1,675,936)
Accrued expenses and other	(2,070,443)	2,562,806
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	642,341	(10,170,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	317,750
Purchase of property and equipment	(84,350)	(1,346,878)
Cash paid for investment in unconsolidated entity	—	(1,000,000)
Proceeds from related party	—	1,000,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(84,350)	(1,029,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of loans payable	—	21,415,001
Repurchase of stock-based awards withheld for payment of withholding tax requirements	(18,277)	(218,618)
Offering cost paid on financing	(122,954)	(160,283)
Payment of debt obligations	(3,003,612)	(11,480,905)
Proceeds from sale leaseback financing, net	—	4,050,000
Proceeds from warrants exercised	—	303,349
Proceeds from issuance of common stock	3,896,875	239,303
Payment on sale leaseback financing	(540,000)	(370,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	212,032	13,777,847

NET INCREASE/(DECREASE) IN CASH	770,023	2,578,299
CASH AT BEGINNING OF PERIOD	4,021,720	1,443,421
CASH AT END OF PERIOD	$4,791,743	$4,021,720

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$430,282	$172,346
Director compensation settled with equity	$288,000	$125,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of debt to common stock	$1,722,899	$300,003
Common stock issued and exchanged with related party	$429,570	$—
Fair value of liability warrants issued	$1,156,676	$2,392,563
Debt extinguished and paid in common stock	$—	$1,000,000
Non-cash contribution of investment in Odyssey Retriever, Inc. for equity interest in OML	$—	$2,735,000
Embedded debt derivative liability	$851,000	$—
Put option liability	$—	$5,637,162
Warrants reclassification from Equity to Liability classification	$7,754,438	$—

The accompanying notes are an integral part of these financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

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

Our 2025 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow becomes insufficient to meet our desired projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements.

In 2024, we received a payment of approximately $9.8 million arising from a residual economic interest in a salvaged shipwreck. In addition, in December 2024, we entered into the following agreements to partially address the Company's liquidity position for the next twelve months:

•
Securities Purchase Agreement - the Company entered into a Securities Purchase Agreement (“SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of common stock at a purchase price of $0.55 per share, for an aggregate purchase price of $4.1 million. Refer to Note 12, Stockholders’ Equity/(Deficit) for the terms and additional information on the Securities Purchase Agreement.
•
March 2023 Notes (as defined in Note 7, Loans Payable) - the Company entered into an Amendment to Note and Warrant Purchase Agreement (the “March 2023 NWPA Amendment”) on December 20, 2024, pursuant to which it, among other things, (a) extended the maturity of the March 2023 Notes to December 31, 2025. Refer to Note 7, Loans Payable for the terms and additional information on the March 2023 NWPA Amendment.
•
December 2023 Notes (as defined in Note 7, Loans Payable) - the Company entered into an Amendment to Note and Warrant Purchase Agreement (the “December 2023 NWPA Amendment”) on December 20, 2024, pursuant to which it, among other things, (a) extended the maturity of the March 2023 Notes to April 1, 2026. Refer to Note 7, Loans Payable for the terms and additional information on the December 2023 NWPA Amendment.

Our consolidated non-restricted cash balance at December 31, 2024, was $4.8 million. We had a working capital deficit at December 31, 2024, of $16.7 million. The total consolidated book value of our assets was approximately $18.5 million at December 31, 2024, which includes the cash balance of $4.8 million.

The factors noted above raise doubt about our ability to continue as a going concern. Although the steps taken by management, as outlined above, provide liquidity to the Company and position the Company to continue operating, the doubt about our ability to continue as a going concern has not been alleviated. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

The Company currently generates revenues from service contracts with customers. Currently, there are two sources of revenue, marine services and operating and other services. The contracts for the marine services provide research, scientific services, marine operations planning, management execution and project management. These services are billed generally on a monthly basis and recognized as revenue as the services are performed or provided. The Company generally does not receive any upfront consideration for these services, and there is no variable consideration for the services. Costs associated with both marine and operating and other services include all direct consulting labor, and minimal supplies, and is charged to operations as a component of Operations and Research.

Accounts receivable are based on amounts billed to customers. We evaluate our accounts receivable to estimate an allowance for credit losses over the remaining life of the financial instrument. The remaining life of our financial assets is determined by considering contractual terms among other factors. We estimate an allowance for credit losses based on ongoing evaluations of the accounts and notes receivable, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Credit losses are charged off against the allowance when we believe the uncollectibility of the financial asset is confirmed. Subsequent recoveries, if any, are credited to the allowance once received. A credit loss expense, or benefit, is recorded within marketing, general and administrative expense in the Statement of Operations in an amount necessary to adjust the allowance for credit losses to our estimate as of the end of each reporting period. At December 31, 2024 and 2023 we determined no allowance was necessary. If we were to have a recorded allowance, the accounts receivable would be stated net of the recorded allowance.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks and consists of deposits in one U.S. and one foreign bank. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains certain of its cash balances in one U.S. bank, which at times, may exceed federally insured limits. The Company has not incurred and does not expect to incur any losses with respect to these balances. We limit investment of cash equivalents and investments to financial institutions with high credit ratings. Management believes it is not exposed to any significant credit risk regarding these accounts as it performs periodic reviews of the creditworthiness of the financial institutions the Company uses.

Bismarck Exploration License

The Company follows the guidance pursuant to Financial Accounting Standards Board (“FASB”) ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”) in accounting for the exploration license held by Bismarck Mining Corporation, Ltd., (the “Bismarck Exploration License”). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The Company was notified in November 2023 that the 2022 exploration license renewal application was approved. The most recent renewal was submitted in July 2024, and we expect to receive a response by June 2025. The Bismarck Exploration License is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. We test the Bismarck Exploration License for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance of the ASC topic 350. We did not have any triggering events or impairments for the years ended December 31, 2024 or 2023.

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

As discussed in Note 9, Derivative Financial Instruments to the consolidated financial statements, we have certain litigation financing with detachable warrants that is included in "Litigation financing and other" on the consolidated balance sheets at December 31, 2024 and 2023. The litigation financing agreement involved numerous amendments, significant non-cash financing, issuance of warrants, and issuance costs requiring judgment of the facts and circumstances, in particular with respect to the determination of the fair value of the derivative. The fair value of the derivative at December 31, 2024, was based on amounts funded and management's good-faith estimates of the potential outcomes of enforcement and collection of the Arbitral Award, the potential outcomes conditional on Odyssey winning Mexico’s proceeding to set aside the Arbitral Award, the potential repayment date, and certain market variables.

The fair value of the derivative at December 31, 2023, was based on the amounts funded and management’s good-faith estimates of other inputs including the potential outcomes of the NAFTA case, potential repayment date, and certain market variables.

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the Statements of Operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

As of December 31, 2024, the 2022 Warrants, the March 2023 Warrants and the December 2023 Warrants were determined to meet the definition of derivative liability, and their respective fair value was estimated using a Black-Scholes valuation model.

The 37N Note was determined to include an embedded derivative liability related to the share settled redemption feature of the Note in accordance with ASC 815. The embedded derivative fair value is determined using the with-and-without valuation method. In

October 2024, the remainder of the indebtedness under the 37N Note was converted into shares of the Company's common stock, pursuant exercise notices delivered by 37North. Refer to Note 7, Loans Payable, for further information on the conversion.

During December 2024, the Company entered into amendments of the March 2023 Notes and the December 2023 Notes that resulted in additional embedded liabilities in those notes. Refer to Note 9, Derivative Financial Instruments, for details on such transactions.

Investment in Unconsolidated Entities

As discussed in Note 5, Investment in Unconsolidated Entities, the Company has cost basis method investments and an equity method investment with related parties. We account for the investments we make in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. The Company has entered into agreements with a certain related parties that required analysis of ASC 810-10 to determine if the investment is considered a variable interest entity (“VIE”). If the investment is determined to be a VIE, then the Company evaluates whether it is considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the VIE. We determine whether any of the entities in which we have made investments is a VIE at the start of each new venture and if a reconsideration event has occurred. At such times, we also consider whether we must consolidate a VIE and/or disclose information about our involvement in a VIE. This analysis required judgment and review of the facts and circumstances to determine the proper accounting for the cost and equity method investments. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. For investments in VIEs in which the Company is considered the primary beneficiary, the assets, liabilities and results of operations of the VIE are included in the Company’s consolidated financial statements. As of December 31, 2024 and 2023, there were no VIEs for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually.

We use the equity method to account for investments in companies if our investment provides us with the ability to exercise significant influence over the operating and financial policies of the investee. Our Consolidated Statement of Operations includes our Company’s proportionate share of the net income or loss of these companies. It is our policy to account for our share of the investee’s net income or loss using a three-month lag period with an estimate of the most recent quarter results, if final information has not been received. Our judgment regarding the level of influence over each equity method investee includes considering key factors, such as our ownership interest, representation of the board of directors, participation in policy-making decisions, other commercial arrangements and material intercompany transactions.

We eliminate from our financial results all significant intercompany transactions, including the intercompany portion of transactions with equity method investees.

Long-Lived Assets

Property and equipment is stated at historical cost. Depreciation is calculated using the straight-line method at rates based on the assets' estimated useful lives which are normally three years for computers and peripherals, five years for furniture and office equipment and between five and ten years for marine equipment. Items that may require major overhauls (such as marine equipment) that enhance or extend the useful life of these assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever was shorter. All other repairs and maintenance are expensed when incurred.

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment recorded to long-lived assets as of December 31, 2024 or 2023, respectively.

Fair Value Measurements

Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, equity securities, accounts payable, accrued liabilities, derivative financial instruments and loans payable. The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Loans payable are measured at fair value based on valuation techniques using observable inputs other than Level 1 quoted prices in active markets and, accordingly, these estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. We carry derivative financial instruments at fair value as is required under current accounting standards. Derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

Fair Value Hierarchy

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

Leases

When we enter into a new arrangement, we must determine, at the inception date, whether the arrangement contains a lease. This determination generally depends upon whether the arrangement conveys to us the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to us if we obtain the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset.

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
o
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
o
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

Foreign Currency

The Company’s functional and reporting currency is U.S. dollars. Foreign currency denominated assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows of businesses conducted in foreign currency are remeasured using the average exchange rates throughout the period. The effect of exchange rate fluctuations on the remeasurement of assets and liabilities is included in Other expense in the Consolidated Statement of Operations, and amounted to a $1.1 million gain and a $0.7 million loss for the years ended December 31, 2024 and 2023, respectively.

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

	For the Year Ended December 31,
	2024	2023
Average market price during the period	$3.23	$3.47
Option awards	1,511,402	916,111
Unvested restricted stock awards	—	10,087
Convertible notes	17,865,600	462,628
Common Stock Warrant related	7,498,460	7,948,176
Put Options	—	4,063,759

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	For the Year Ended December 31,
	2024	2023

Net income (loss) attributable to Odyssey Marine Exploration, Inc.	$15,657,934	$5,345,819
Numerator:
Basic net income (loss) available to stockholders	$15,657,934	$5,345,819
Change in fair value of Equity Exchange Agreement and loss on equity method investment (1)	(6,358,401)	—
Fair value change of warrants	(7,408,743)	(4,811)
Diluted net income (loss) available to stockholders	$1,890,790	$5,341,008

Denominator:
Weighted average common shares outstanding – Basic	20,977,521	19,943,633
Dilutive effect of options	95,006	5,557
Dilutive effect of other derivative instruments (1)	3,871,880	—
Dilutive effect of warrants	3,432,542	169,687
Weighted average common shares outstanding – Diluted	28,376,949	20,118,877

Net income (loss) per share:
Basic	$0.75	$0.27
Diluted	$0.07	$0.27
(1)
As further discussed in Note 5, Investment In Unconsolidated Entities, the Equity Exchange Agreement expired on January 3, 2025. As a result, the numerator and denominator adjustments related to the Equity Exchange Agreement will not have an effect on diluted earnings per share on any subsequent period.

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

Stock-based Compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC Topic 718 Stock-Based Compensation. All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period for the entire award. The amount of compensation costs recognized at any date is to be at least equal to the portion of grant-date value of the award that is vested as of that date. For performance-based share awards, the Company recognizes expense when it is determined the performance criteria are probable of being met. The probability of vesting is reassessed at each reporting date and compensation cost is adjusted using a cumulative catch-up adjustment. Forfeitures are recognized in compensation cost when they occur. Benefits or deficiencies of tax deductions in excess of recognized compensation costs are reported within operating cash flows.

See Note 12, Stockholders’ Equity/(Deficit) for further discussion related to the Company’s share-based compensation plans.

Segment Reporting

We evaluate the products and services that produce our revenue and the geographical regions in which we operate to determine reportable segments in accordance with ASC 280 – Segment Reporting. Based on that evaluation, we have determined that we have only one operating segment.

See Note 17, Segment Reporting for further discussion related to the segment information.

Recent Accounting Pronouncements

In 2024, we adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, on a retrospective basis. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. Refer to Note 17, Segment Reporting for further information.

In December 2023, the FASB issued new guidance on income tax disclosures (ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09 on the Company’s consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses”. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE AND OTHER RELATED PARTY, NET

Our accounts and other related party receivables consist of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Related party (Note 14)	$67,320	$46,394
Other	218,444	63,926
Total accounts receivable and other, net	$285,764	$110,320

NOTE 4 – OTHER CURRENT ASSETS

Our other current assets consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Prepaid assets	$564,930	$608,353
Other	83,430	119,820
Deposits	35,266	15,266
Total other current assets	$683,626	$743,439

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company's investments in unconsolidated entities consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
CIC Limited	$5,003,449	$4,514,618
Ocean Minerals, LLC	4,882,330	4,487,028
Chatham Rock Phosphate, Limited	—	—
Neptune Minerals, Inc.	—	—
Investment in unconsolidated entities	$9,885,779	$9,001,646

CIC Limited

CIC Limited (“CIC”) is pursuing deep water exploration pursuant to permits in foreign waters. The Company held an ownership interest in CIC of approximately 14.2% and 15.0% as of December 31, 2024 and 2023, respectively. Due to the structure of CIC, the Company determined this venture to be a variable interest entity (“VIE”) consistent with ASC 810. The Company has determined it is not the primary beneficiary of the VIE and, therefore, has not consolidated this entity. The Company records its investment under the cost method as CIC is incorporated and we have determined we do not exercise significant influence over the entity. The Company assesses its investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded. We reviewed the following items to assist in determining CIC's composition:

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

The Company also provides services to CIC (see Note 14, Related Party Transactions).

Ocean Minerals, LLC

On June 4, 2023, Odyssey, Odyssey Minerals Cayman Limited, a wholly owned subsidiary of Odyssey (the “Purchaser”), and Ocean Minerals, LLC (“OML”) entered into a Unit Purchase Agreement (as amended on July 1, 2023, October 3, 2023 and October 17, 2023, the “OML Purchase Agreement”) pursuant to which the Purchaser agreed to purchase, and OML agreed to issue and sell to the Purchaser, an aggregate of 733,497 membership interest units of OML (the “Purchased Units”) for a total purchase price of $15.0 million. After giving effect to the issuance and sale of all the Purchased Units, the Purchased Units represented approximately 15.0% of the issued and outstanding membership interest units of OML (based upon the number of membership interest units outstanding on June 1, 2023).

At December 31, 2024 and 2023, Odyssey owned approximately 7.0% and 6.28%, respectively, of the issued and outstanding membership interest units of OML. The Company determined that OML is a VIE as it does not have sufficient equity at-risk to permit OML to finance its activities without additional subordinated financial support. However, as Odyssey’s lack of power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method.

The initial closing with respect to the Purchased Units occurred on July 3, 2023, on which date OML issued 293,399 of the Purchased Units to the Purchaser in exchange for (a) a payment of $1.0 million in cash by the Purchaser to OML and (b) Odyssey’s transfer to OML of all the outstanding shares of Odyssey Retriever, Inc. (“ORI”), a wholly owned subsidiary of Odyssey, with an estimated fair value of $3.3 million. Pursuant to the OML Purchase Agreement, in one or more closings that was to be held no later than June 28, 2024, OML was to issue an additional 195,599 of the Purchased Units to the Purchaser for an aggregate purchase price of $4.0 million cash paid to OML. The OML Purchase Agreement provided that a final closing with respect to the Purchased Units was to occur on the earlier of (x) the date that is 30 days after OML notifies that it has received (and provided a copy to Odyssey of) a specified resource report providing an indicated resource estimate for the area covered by OML’s exploration license or (y) the first anniversary of the initial closing. At the final closing, OML was to issue an additional 244,499 of the Purchased Units to the Purchaser for an aggregate purchase price of $5.0 million cash paid to OML.

The OML Purchase Agreement also provides the Purchaser the right, but not the obligation, at any time and from time to time prior to the 18-month anniversary of the initial closing, to purchase up to an additional 1,466,993 membership interest units of OML (the “Optional Units”) at a purchase price equal to $20.45 per membership interest unit. The OML Purchase Agreement sets forth customary representations, warranties, and covenants of the parties and customary conditions to closing and termination provisions. The Optional Units are within the scope of ASC 321 and were therefore initially recognized at cost as part of the initial consideration transferred, and thereafter were accounted for under the measurement alternative at cost with subsequent adjustments related to impairment and observable market conditions.

On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement (the “Termination Agreement”). The Termination Agreement terminated the parties’ respective rights and obligations relating to the Second OML Units, the Third OML Units and the Optional Units (each as defined below), but did not affect Odyssey’s ownership of the Initial OML Units or the obligation to pay the lease payments for the Retriever asset as described below. The Termination Agreement did not affect the Equity Exchange Agreement or the Contribution Agreement (each as defined below), each of which remained in effect at December 31, 2024.

Equity Exchange Agreement

In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey and the existing members of OML entered into an Equity Exchange Agreement (the “Exchange Agreement”) pursuant to which such members of OML have the right, but not the obligation, to exchange membership interest units of OML held by them for shares of Odyssey’s common stock, exercisable at any time and from time to time during the period beginning on the six-month anniversary of the date of the Exchange Agreement and ending on the date that is the earliest of (a) the date on which a dissolution event occurs with respect to OML, (b) the date on which a material adverse effect occurs with respect to OML, and (c) the date that is 18 months after the date of the Exchange Agreement. If a member of OML elects to exchange membership interest units of OML for shares of Odyssey’s common stock, the number of shares of Odyssey’s common stock such member will receive will equal the product of (x) the number of membership interest units such member desires to exchange, multiplied by (y) a fraction, the numerator of which is the per unit value of the membership interest units and the denominator of which is the per share value of the shares of Odyssey’s common stock, in each case determined pursuant to the Exchange Agreement. Under the terms of the Exchange Agreement, the per unit value of the membership interest units means the greater of $20.45 and the purchase price per membership interest unit paid in the most recent sale of membership interest units by OML, and the per share value of the shares of Odyssey’s common stock means the greater of the “Minimum Price,” as defined in Nasdaq Rule 5635(d), and the five-day volume-weighted average price per share of the common stock. On May 22, 2024, 21,000 OML Units were exchanged for 104,518 shares of the Company’s common stock. The Equity Exchange Agreement expired by its terms on January 3, 2025.

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
(2)
The Second Closing – The Company agreed to purchase 195,599 of the Purchase Units (the “Second OML Units”) in return for the second purchase price of $4 million, payable in cash at that time (“Second Closing”). The parties entered into the various amendments to the OML Purchase Agreement to amend the closing date of the Second Closing.
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

The Company concluded that the Contribution Agreement is within the scope of ASC 606, Revenue from Contracts with Customers, as the services provided are within the Company’s ordinary activities, and OML is therefore considered a customer of Odyssey. For the years ended December 31, 2024 and 2023, we invoiced OML $0.2 million and $0.2 million, respectively, which are recorded in Marine services in our consolidated statements of operations, and $0 and $14,891, respectively, recorded in Operating and other revenues, in our consolidated statements of operations.

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

At December 31, 2024 and 2023, our accumulated investment in OML was $4.9 million and $4.5 million, respectively, which is classified as an investment in unconsolidated entities in our consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company recognized a change in put option liability of $5.6 million and $1.1 million, respectively, in the consolidated statements of operations to record the fair value adjustment of the equity exchange agreement. As of December 31, 2024, management determined the probability of the Put Option being exercised before its expiration was zero, therefore the Put Option liability was deemed to have a value of zero. On January 3, 2025, the Equity Exchange Agreement expired by its terms.

For the years ended December 31, 2024 and 2023, based on estimated financial information for our equity-method investee, we recognized $0.3 million and $0.3 million, respectively, of Loss on Equity Method Investment in the consolidated statement of operations for our proportionate share of the net loss of our equity method investee, which decreased our net income for each respective year in our consolidated statement of operations. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our consolidated statement of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transactions to the extent of our ownership interest.

The following tables provide summarized financial information for OML, the Company’s equity method accounted investee, not adjusted for the percentage ownership of the Company, compiled from OML’s financial statements, reported on a three-month lag period with an estimate of the most recent quarter results.

Year Ended
December 31, 2024
Revenue	$4,982,246
General expenses	(3,160,477)
Payroll expenses	(1,852,828)
Net Loss	$(2,925,000)

As of December 31, 2024
Total Assets	$37,328,006
Total Liabilities	$11,329,642

Chatham Rock Phosphate, Limited.

The Company holds approximately a 1% ownership in Chatham Rock Phosphate, Limited (“CRPL”). The Company records its investment under the cost method. During 2012, the Company performed deep-sea mining exploratory services for Chatham Rock

Phosphate, Ltd. (“CRP”) valued at $1.7 million. As payment for these services, CRP issued 9,320,348 ordinary shares to the Company. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now CRPL. In exchange for its 9,320,348 shares of CRP, the Company received 141,884 shares of CPRL, which represents equity ownership of, at most, approximately 1% of the surviving entity with zero value. We continue to carry the value of our investment in CPRL at zero in our consolidated financial statements.

Neptune Minerals, Inc.

The Company holds an ownership interest of approximately 14% in Neptune Minerals, Inc. (“NMI”). We currently apply the cost method of accounting for this investment. Previously, when we accounted for this investment using the equity method of accounting, we accumulated and did not recognize $21.3 million in our income statement because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2024	2023
Computers and peripherals	$373,657	$483,042
Furniture and office equipment	675,723	782,471
Marine equipment	255,960	559,294
Property and equipment	1,305,340	1,824,807
Less: Accumulated depreciation	(771,324)	(1,300,151)
Property and equipment, net	$534,016	$524,656
Depreciation expense	$79,019	$242,970

NOTE 7 – LOANS PAYABLE

The Company's consolidated notes payable consisted of the following carrying values and related interest expense at:

	December 31,
	2024	2023
March 2023 Note	$13,101,995	$14,858,816
December 2023 Note	6,550,164	6,000,000
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	465,138	468,751
Pignatelli Note	—	500,000
37N Note	—	804,997
Finance liability (Note 16)	4,210,604	4,112,332
Total Loans payable	$24,961,910	$27,378,905
Less: Unamortized deferred lender fee	(119,530)	(106,488)
Less: Unamortized debt discount	(1,906,850)	(3,955,449)
Total Loans payable, net	$22,935,530	$23,316,968
Less: Current portion of loans payable	(13,084,379)	(15,413,894)
Loans payable—long term	$9,851,151	$7,903,074

March 2023 Notes and Warrant Purchase Agreement

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “March 2023 Note Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “March 2023 Note”)

in the principal amount of up to $14.0 million and (b) a warrant (the “March 2023 Warrants” and, together with the March 2023 Note, the “March 2023 Securities”) to purchase shares of our Common Stock.

The total proceeds of $14.0 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3.7 million, which is amortized over the remaining term of the March 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense. In connection with the December 2024 amendment discussed below, any unamortized debt discount was written off to interest expense.

The principal amount outstanding under the March 2023 Note bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at Odyssey’s option and upon notice to the holder of the March 2023 Note, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the March 2023 Note (“PIK Interest”), and (b) the first quarterly interest payment due under the March 2023 Note will be satisfied with PIK Interest. The March 2023 Note provides Odyssey with the right, but not the obligation, upon notice to the holder of the March 2023 Note to redeem (x) at any time before the first anniversary of the issuance of the March 2023 Note, all or any portion of the indebtedness outstanding under the March 2023 Note (together with all accrued and unpaid interest, including PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the March 2023 Note, all or any portion of the indebtedness outstanding under the March 2023 Note (together with all accrued and unpaid interest, including PIK Interest). Unless the March 2023 Note is sooner redeemed at Odyssey’s option, all indebtedness under the March 2023 Note was due and payable on September 6, 2024. On September 5, 2024, the Company entered into amendments pursuant to which the maturity date was extended from September 6, 2024, to December 6, 2024. Under the terms of the March 2023 Note Purchase Agreement, Odyssey agreed to use the proceeds of the sale of the Securities to fund Odyssey’s obligations under the Termination Agreement (as defined above), to pay legal fees and costs related to Odyssey’s NAFTA arbitration against the United Mexican States, to pay fees and expenses related to the transactions contemplated by the March 2023 Note Purchase Agreement, and for working capital and other general corporate expenditures. Odyssey’s obligations under Note are secured by a security interest in substantially all of Odyssey’s assets (subject to limited stated exclusions).

Under the terms of the March 2023 Warrant, the holder had the right for a period of three years after issuance to purchase up to 3,703,703 shares of Odyssey’s common stock at an exercise price of $3.78 per share, which represents 120.0% of the official closing price of Odyssey’s common stock on the Nasdaq Capital Market immediately preceding the signing of the March 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the March 2023 Warrant, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the Nasdaq Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The warrant provides for customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

On March 6, 2023, the Company recognized the fair value of the March 2023 Warrant using the Black-Scholes valuation technique at $3,742,362 and classified the warrants as equity and debt discount of the March 2023 Note. On January 30, 2024, the March 2023 Warrant was amended to add a cashless exercise provision. Due to that amendment, the Company determined that the March 2023 Warrant meets the definition of a derivative and is not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, beginning in the first quarter of 2024, the March 2023 Warrant is recognized as a derivative liability and is subsequently measured at fair value with changes recognized in earnings in the period incurred.

In connection with the execution and delivery of the March 2023 Note Purchase Agreement, Odyssey entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which Odyssey registered the offer and sale of the shares (the “Exercise Shares”) of Odyssey common stock issuable upon exercise of the Warrant in a Prospectus filed with the SEC and declared effective as of June 1, 2023.

We incurred $98,504 in related fees which were being amortized over the term of the March 2023 Note Purchase Agreement and charged to interest expense. In connection with the December 2024 amendment discussed below, any unamortized debt discount was written off to interest expense.

December 2024 Amendment

On December 20, 2024, the Company and the holders of the March 2023 Securities entered into an Amendment to Note and Warrant March Purchase Agreement (the “March 2023 NWPA Amendment”) pursuant to which the March 2023 Purchase Agreement was amended to, among other things, (a) add certain covenants, including a requirement for the Company to maintain a minimum liquidity level, and modify certain existing covenants, (b) add related events of default, and (c) provide that the Company’s obligations under the March 2023 Purchase Agreement, the March 2023 Notes, and related documents are guaranteed by specified subsidiaries of the Company.

In connection with the March 2023 NWPA Amendment, the Company issued to each of the holders of the March 2023 Securities an Amended and Restated Convertible Promissory Note (the “March 2023 AR Notes”), and the Company and such holders entered into amendments (the “March 2023 Warrant Amendments”) to the March 2023 Warrants. The March 2023 Notes were modified by the March 2023 AR Notes to, among other things, (a) extend the maturity date to June 30, 2025, and, subject to an amendment of the Company’s December 2023 Notes (as defined below), to December 31, 2025, (b) add a conversion feature pursuant to which the holders have the right to convert the indebtedness under the March 2023 AR Notes into shares of the Company’s common stock at a conversion rate equal to 75% of the 30-day volume weighted average price of the Company’s common stock, provided that the conversion rate will not be less than $1.10 or greater than $2.20. The March 2023 AR Notes include limitations on the holders’ right to exercise the conversion feature, including customary limitations intended to ensure compliance with the rules of the Nasdaq Capital Market and a provision that provides the Company with the right to settle any exercise of the conversion feature in cash rather than by issuing shares of common stock. The condition relating to amendment of the December 2023 Notes also was satisfied on December 20, 2024, such that the maturity date of the March 2023 AR Notes is currently December 31, 2025.

The March 2023 Warrant Amendments modify the exercise price of the March 2023 Warrants from $3.78 to $1.10. In connection with the March 2023 NWPA Amendment, the Company also granted (a) registration rights to the holders of the March 2023 AR Notes and the March 2023 Warrants with respect to the shares of common stock issuable upon conversion or exercise thereof and (b) provided the holders with security interests in additional collateral to secure the Company’s obligations to the holders. The Company and the investors also entered into a Registration Rights Agreement (the “March 2023 Rights Agreement”) pursuant to which the Company agreed to prepare and file a registration statement with the SEC relating to the offer and sale of the shares of common stock on or before February 28, 2025. The investors also have certain “piggyback” registration rights under the March 2023 Rights Agreement.

The March 2023 NWPA Amendment, the March 2023 AR Notes, the March 2023 Warrant Amendments, and the March 2023 Rights Agreement also include representations and warranties, covenants, conditions, and other provisions customary for comparable transactions.

The Company evaluated the March 2023 NWPA Amendment under ASC 470 and concluded it should be recorded as a debt extinguishment as it added a substantive conversion option. In addition, based on the criteria of ASC 480 and ASC 815-15-25-1, the March 2023 AR Notes are classified as a liability on the consolidated balance sheet with a conversion option that is recorded as an embedded derivative. As a result, the conversion option was recorded as discount on the debt and adjusted to fair value at each reporting period outstanding with changes recognized through Change in derivative liabilities fair value on the consolidated statement of operations. In addition, the warrants are considered a standalone liability-classified instrument, therefore they are unlinked from the debt and considered separate instruments. The repricing of the warrants was measured to fair value based on the new prices as of the amendment date and subsequently remeasured at each reporting date. At December 31, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets as $13.1 million, in Loans payable – short term, and $2.7 million, in debt derivative, respectively.

For the years ended December 31, 2024 and 2023, we recorded $1.8 million and $2.0 million of interest expense from the amortization of the debt discount, respectively, and $44,934 and $53,810 interest from the fee amortization which has been recorded in interest expense, respectively. The carrying value of the debt was $11.6 million and $13.1 million as of December 31, 2024 and 2023, respectively, which includes of interest Paid In Kind (“PIK”) of $1.2 million and $0.9 million, respectively, and was net of unamortized debt fees of $89,820 and $44,693, net of unamortized debt discount of $1.5 million and $1.7 million, respectively, associated with the fair value of the warrant. The total face value of this obligation at December 31, 2024 and 2023 was $13.1 million and $14.9 million, respectively.

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

The principal amount outstanding under the December 2023 Notes bears interest at the rate of 11.0% per annum, and interest is payable in cash on a quarterly basis, except that, (a) at our option and upon notice to the holder of the December 2023 Notes, any quarterly interest payment may be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the December 2023 Notes (“December 2023 PIK Interest”), and (b) the first quarterly interest payment due under the December 2023 Notes will be satisfied with December 2023 PIK Interest. The December 2023 Notes provide us with the right, but not the obligation, upon notice to the holders of the December 2023 Notes to redeem (x) at any time before the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest) for an amount equal to one hundred twenty percent (120%) of the outstanding principal amount so being redeemed, and (y) at any time on or after the first anniversary of the issuance of the December 2023 Notes, all or any portion of the indebtedness outstanding under the December 2023 Notes (together with all accrued and unpaid interest, including December 2023 PIK Interest). Unless the December 2023 Notes are sooner redeemed at our option, all indebtedness under the December 2023 Notes was due and payable on June 1, 2025. Under the terms of the December 2023 Note Purchase Agreement, we agreed to use the proceeds of the sale of the December 2023 Securities for working capital and other general corporate expenditures and to pay fees and expenses related to the transactions contemplated by the December 2023 Note Purchase Agreement. Our obligations under December 2023 Notes are secured by a pledge of and security interest in our equity interests in Odyssey Marine Cayman Limited (subject to limited stated exclusions).

Under the terms of the first tranche of December 2023 Warrants, the holders had the right for a period of three years after issuance to purchase an aggregate of up to 1,411,765 shares of our common stock at an exercise price of $4.25 per share, which represents 120.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Under the terms of the second tranche of December 2023 Warrants, the holders have the right for a period of three years after issuance to purchase an aggregate of up to 211,565 shares of our common stock at an exercise price of $7.09 per share, which represents 200.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the December 2023 Warrants, Odyssey has the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the Nasdaq Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The December 2023 Warrants provide the holders with a cashless exercise option if we have announced payment of a dividend or distribution on account of our common stock. The December 2023 Warrants also include customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

In connection with the execution and delivery of the December 2023 Note Purchase Agreement, we entered into a registration rights agreement (the “December 2023 Registration Rights Agreement”) pursuant to which we agreed to register the offer and sale of the shares (the “December 2023 Exercise Shares”) of our common stock issuable upon exercise of the December 2023 Warrants. Pursuant to the December 2023 Registration Rights Agreement, we agreed to prepare and file with the SEC a registration statement covering the resale of the December 2023 Exercise Shares and to use our reasonable best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter, subject to stated deadlines.

The Company determined that the December 2023 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, the December 2023 Warrants were recognized as derivative liabilities and will be initially and subsequently measured at fair value with the gain or loss due to changes in fair value recognized in the current period. The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt.

We incurred $65,500 in related expenses, which are being amortized over the term of the December 2023 Note Purchase Agreement and charged to interest expense.

December 2024 Amendment

On December 20, 2024, the Company and the holders of the December 2023 Securities entered into an Amendment to Note and Warrant Purchase Agreement (the “December 2023 NWPA Amendment”) pursuant to which issued to each of the holders of the December 2023 Securities an Amended and Restated Convertible Promissory Note (the “December 2023 AR Notes”), and the Company and such holders entered into amendments (the “December 2023 Warrant Amendments”) to the December 2023 Warrants. The December 2023 Notes were modified by the December 2023 AR Notes to, among other things, (a) extend the maturity date to April 1, 2026, (b) add a conversion feature pursuant to which the holders have the right to convert the indebtedness under the December 2023 AR Notes into shares of the Company’s common stock at a conversion rate equal to 75% of the 30-day volume weighted average price of the Company’s common stock, provided that the conversion rate will not be less than $1.10. The December 2023 AR Notes include limitations on the holders’ right to exercise the conversion feature, including customary limitations intended to ensure compliance with the rules of the Nasdaq Capital Market and a provision that provides the Company with the right to settle any exercise of the conversion feature in cash rather than by issuing shares of common stock.

The December 2023 Warrant Amendments modify the exercise price of one tranche of the December 2023 Warrants from $4.25 to $1.23 and the exercise price of the other tranche of the December 2023 Warrants from $7.09 to $2.05. In connection with the December 2023 NWPA Amendment, the Company also granted registration rights to the holders of the December 2023 AR Notes and the December 2023 Warrants with respect to the shares of common stock issuable upon conversion or exercise thereof. The Company and the investors also entered into a Registration Rights Agreement (the “December 2023 Rights Agreement”) pursuant to which the Company agreed to prepare and file a registration statement with the SEC relating to the offer and sale of the shares of common stock on or before February 28, 2025. The investors also have certain “piggyback” registration rights under the December 2023 Rights Agreement.

The Company evaluated the December 2023 NWPA Amendment under ASC 470 and concluded it should be recorded as a debt extinguishment as it added a substantive conversion option. In addition, based on the criteria of ASC 480 and ASC 815-15-25-1, the December 2023 AR Notes are classified as a liability on the consolidated balance sheet with a conversion option that is recorded as an embedded derivative. As a result, the conversion option was recorded as discount on the debt and adjusted to fair value at each reporting period outstanding with changes recognized through Change in derivative liabilities fair value on the consolidated statement of operations. In addition, the warrants are considered a standalone liability-classified instrument, therefore they are unlinked from the debt and considered separate instruments. The repricing of the warrants was measured to fair value based on the new prices as of the amendment date and subsequently remeasured at each reporting date. At December 31, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $6.7 million, inclusive of $0.2 million of accrued interest, in Loans payable, and $0.3 million, in debt derivative, respectively.

For the year ended December 31, 2024 and 2023, we recorded $2.3 million and $0.1 million of interest expense from the amortization of the debt discount, respectively, and $50,799 and $3,705 interest from the fee amortization, respectively. The carrying value of the debt was $6.0 million and $3.7 million as of December 31, 2024 and 2023, respectively, and was net of unamortized debt fees of $29,710 and $61,795, respectively, and net of unamortized debt discount of $0.5 million and $$2.3 million, respectively, associated with the fair value of the warrant. The total face value of this obligation at December 31, 2024 and 2023 was $6.6 million and $6.0 million, respectively.

Emergency Injury Disaster Loan

On June 26, 2020, we executed the standard loan documents required for securing an Economic Injury Disaster Loan (the "EIDL Loan") from the United States Small Business Administration (the "SBA"). The principal amount of the EIDL Loan is $0.2 million, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest of $731, are due monthly beginning 12 months from the date of the EIDL Loan. In 2021, the SBA extended this 12-month period, setting the first payment due date in December 2022. Per the agreement, payments reduce accrued interest first and are then applied against the principal. The balance of principal and interest is payable thirty years from the date of the promissory note.

As of both December 31, 2024 and 2023, the Company’s principal balance on the EIDL Loan amounted to $0.2 million and is recorded as Loans payable in the consolidated balance sheets.

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

Seller Note Payable

In December 2022, we entered into an Amended and Restated Purchase and Sale Agreement (“Purchase and Sale Agreement”) with the seller of certain marine equipment (“Seller”). Pursuant to the Purchase and Sale Agreement, Seller agreed to sell us the marine equipment, related tooling items and spares for $2.5 million. On or before the closing date, Odyssey paid the Seller $1.1 million for the acquisition of the assets. Pursuant to the Purchase and Sale Agreement, we paid the Seller the $1.4 million balance of the purchase price as a fully amortizing loan, bearing interest at a rate of 20% per annum, maturing on June 5, 2024 (the “Seller Note”). On April 4, 2023, the Company paid this loan in full.

AFCO Insurance Note Payable

On November 1, 2024, we executed the Premium Finance Agreement with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the Directors and Officers (“D&O”) Insurance premiums evidenced by the promissory note in the amount of $565,512 equally over an 11-month period, bearing interest at a rate of 6.40% per annum, maturing on October 31, 2025.

On November 1, 2023, we executed the Premium Finance Agreement with AFCO. Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 4.95% per annum, maturing on October 31, 2024.

37North

On June 29, 2023, we entered into a Note Purchase Agreement (“Note Agreement”) with 37North SPV 11, LLC (“37N”) pursuant to which 37N agreed to loan us $1.0 million. The proceeds from this transaction were received in full on June 29, 2023. Pursuant to the Note Agreement, the indebtedness was non-interest bearing and matured on July 30, 2023. At any time from 31 days after the maturity date, 37N has the option to convert all or a portion of the outstanding amount of the indebtedness into conversion shares equal to the quotient obtained by dividing (A) 120% of the amount of the indebtedness, by (B) the lower of $3.66 or 70% of the 10-day VWAP market trading price of Common Stock. The aggregate maximum number of shares of Common Stock to be issued in connection with conversion of the indebtedness is not to exceed (i) 19.9% of the outstanding shares of Common Stock prior to the date of the Agreement, (ii) 19.9% of the combined voting power of the outstanding voting securities, or (iii) such number of shares of Common Stock that would violate the applicable listing rules of the Principal Market if the stockholders did not approve the issuance of Common Stock upon conversion of the indebtedness.

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

On December 27, 2023, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $0.4 million of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rate of $2.3226 under the agreement, we issued 155,000 shares of our Common Stock to 37N on December 29, 2023.

Throughout 2024, 37N delivered exercise notices as follows:

•
In June 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $0.2 million of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rate of $3.6491, we issued 55,000 shares of our Common Stock to 37N on June 24, 2024.
•
In July 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $0.1 million of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note

Agreement, based on the applicable conversion rate of $3.2781, we issued 31,000 shares of our Common Stock to 37N on July 18, 2024.
•
In September 2024, 37N delivered an exercise notice to us pursuant to which it exercised its right to convert $0.3 million of the outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rate of $2.8161, we issued 89,000 shares of our Common Stock to 37N on September 12, 2024.
•
In October 2024, 37N delivered exercise notices to us pursuant to which it exercised its right to convert the remainder of the outstanding indebtedness under the Note Agreement, amounting to $0.5 million, into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rates of ranging between $0.41055 and $0.6993, we issued 853,671 shares of our Common Stock to 37N during October 2024.

As a result of the above conversions, as of December 31, 2024, the debt instrument and embedded derivatives related to the Note Agreements were zero. At December 31, 2023, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets at fair value of $0.8 million and $0.7 million, respectively, under Loans payable – short term and Derivative liabilities and other – long term.

Galileo

On February 28, 2023, Odyssey issued a $0.3 million 11.0% Promissory Note to Galileo NCC Inc (“Galileo”). The Promissory Note was payable on April 1, 2023. On March 6, 2023, Odyssey repaid this note payable in full with proceeds from the issuance of the DP SPV Note.

MINOSA 1

On March 11, 2015, we issued promissory notes to Minera del Norte, S.A. de C.V. (“MINOSA”) with a principal amount of $14.75 million (the “Minosa 1 Note”). During December 2017, MINOSA transferred this debt to its parent company.

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

During December 2017, MINOSA transferred this indebtedness to its parent company. On July 15, 2021, $0.4 million of this indebtedness with accumulated interest of $0.2 million was transferred to James Pignatelli, a director of the Company, under the same terms as the original agreement, and that indebtedness continues to be convertible at a conversion price of $4.35 per share. This transaction was reviewed and approved by the independent members of the Company’s Board.

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

Pursuant to the Termination Agreement:

•
Odyssey paid AHMSA $9.0 million (the “Termination Payment”) in cash on March 6, 2023;
•
the parties agreed that, concurrently with the payment of the Termination Payment, a portion of the MINOSA Notes would be deemed automatically converted into 304,879 shares of Odyssey's common stock;
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

On March 6, 2023, Odyssey issued a new Unsecured Convertible Promissory Note in the principal amount of $0.5 to Mr. Pignatelli that bears interest at the rate of 10.0% per annum convertible into common stock of Odyssey at a conversion price of $3.78 per share. Pursuant to the Release and Termination Agreement with Mr. Pignatelli noted above, he agreed, in exchange for the issuance of this Unsecured Convertible Promissory Note by Odyssey, to release the assigned portion of the MINOSA 2 note issued by Odyssey Marine Exploration, Inc., a wholly owned subsidiary of the Company, to Mr. Pignatelli in the principal amount of $0.4 million and convertible at a conversion price of $4.35 per share, pursuant to which the outstanding aggregate obligation with accrued interest was $0.6 million.

Pignatelli Note

On March 6, 2023, Odyssey issued a new unsecured Convertible Promissory Note in the principal amount of $0.5 million to Mr. Pignatelli bearing interest at the rate of 10.0% per annum convertible into Common Stock of Odyssey at a conversion price of $3.78 per share. On September 13, 2024, Mr. Pignatelli converted all outstanding principal and interest under the note, amounting to $0.6 million, to shares of our Common Stock. Accordingly, during the year ended December 31, 2024, the Company issued 152,461 shares of our Common Stock to Mr. Pignatelli and the balance of the note at December 31, 2024 amounted to zero.

Accrued interest

Total accrued interest associated with our financings was $1.0 million and $0.9 million as of December 31, 2024 and 2023, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS

The Company did not have any financial assets measured on a recurring basis. The following tables summarize our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

		Fair Value at December 31,
	Level	2024	2023
Liabilities
37N Note embedded derivative	3	$—	$702,291
Put option liability	3	—	5,637,162
Litigation financing	3	56,950,377	52,115,647
2022 Warrants	3	2,060,773	13,399,822
March 2023 Warrants	3	1,910,950	—
December 2023 Warrants	3	827,036	2,392,563
March 2023 Note Conversion Option	3	2,745,000	—
December 2023 Note Conversion Option	3	307,000	—
Total of fair valued liabilities		$64,801,136	$74,247,485

At December 31, 2023, the Company recorded the 37N Note at fair value, Level 3, for which the valuation techniques used to measure the fair value of the Company’s debt instruments are generally based on observable inputs other than quoted prices in an active market. The OML Put Option valuation as of December 31, 2023, was based on expected timing and likelihood of completing the subsequent closings, the exercise period of the equity exchange agreement, share price and volatility. At December 31, 2024 and 2023, the Litigation financing was measured at fair value, Level 3. The Litigation financing valuation was based on the following assumptions: amounts funded by the Funder, the corresponding IRR calculation, applicable percentage applicable to the recovery percentage calculation and management’s good-faith estimates for estimated outcome probabilities and estimated debt repayment dates. The 2022 Warrants, the December 2023 Warrants and the March 2023 Warrants are measured at fair value, Level 3, using a Black-Scholes valuation model. The assumptions used in this model included the use of key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the warrant. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well as expected exercise dates. The dividend yield is based on the historical dividends issued by us. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted. The embedded derivative for the conversion options on the March 2023 Notes and December 2023 Notes are measured at fair value, Level 3, using the with-and-without valuation method. The assumptions used in this model included the use of key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option, the expected dividend yield, and the appropriate discount rate. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the notes. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms. The dividend yield is based on the historical dividends issued by the Company. The discount rate is implied based on other inputs to backsolve the concluded issuance date valuation to the market rate. If the volatility rate or risk-free interest rate were to change, the value of the notes would be impacted.

The following tables summarize the fair values and related carrying values of financial instruments at December 31, 2024 that are not required to be remeasured at fair value on a recurring basis.

		December 31, 2024
	Level	Carrying Value	Fair Value
Liabilities
March 2023 Note (1)	2	$13,101,995	$12,422,050
December 2023 Note (1)	2	$6,550,164	$6,622,108

(1) As of December 31, 2023, prior to the 2024 amendments disclosed in Note 7, Loans Payable which added a conversion feature, the carrying value of the March 2023 Notes and December 2023 Notes approximated their fair value.

Items not included in the above disclosures include cash and cash equivalents, accounts and other related party receivables, other current assets and accounts payable. The carrying values of those items, as reflected in the Consolidated Balance Sheets, approximate their fair value at December 31, 2024 and 2023. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents (Level 1).

Changes in our Level 3 fair value measurements were as follows:

	37N Note Conversion Option	March 2023 Warrants	December 2023 Warrants	Put option liability	March 2023 Conversion Option	December 2023 Conversion Option	Litigation financing	2022 Warrants	Total
Balance as of December 31, 2022	$—	$—	$—	$—	$—	$—	$45,368,948	$13,602,467	$58,971,415
Issuance of new instrument	423,696	—	2,392,563	4,516,007	—	—	—	—	7,332,266
Issuance of new funding	—	—	—	—	—	—	4,633	—	4,633
Change in fair value	457,690	—	—	1,121,155	—	—	6,742,066	(18,045)	8,302,866
Warrants Exercised	—	—	—	—	—	—	—	(184,600)	(184,600)
Debt conversion to equity	(179,095)	—	—	—	—	—	—	—	(179,095)
Balance as of December 31, 2023	$702,291	$—	$2,392,563	$5,637,162	$—	$—	$52,115,647	$13,399,822	$74,247,485
Debt conversion to equity	(341,601)	—	—	—	—	—	—	—	(341,601)
Added conversion option (embedded derivative)	—	—	—	—	690,000	161,000	—	—	851,000
Classification of warrants as liability	—	7,754,438	—	—	—	—	—	—	7,754,438
Warrant repricing (Note 7)	—	808,508	348,168	—	—	—	—	—	1,156,676
Change in fair value	(360,690)	(6,651,996)	(1,913,695)	(5,637,162)	2,055,000	146,000	4,834,730	(11,339,049)	(18,866,862)
Balance as of December 31, 2024	$—	$1,910,950	$827,036	$—	$2,745,000	$307,000	$56,950,377	$2,060,773	$64,801,136

Additional information about the litigation financing liability and embedded derivative liability related to the March 2023 Notes and December 2023 Notes is included in Note 9, Derivative Financial Instruments.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary ("ExO" and, together with Odyssey, the "Claimholder"), and Poplar Falls LLC (the "Funder") entered into an International Claims Enforcement Agreement (the "Agreement"), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of the claim by the Claimholder against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement ("NAFTA") for violations of the Claimholder's rights under NAFTA related to the development of an undersea phosphate deposit off the coast of Baja Sur, Mexico (the "Project"), on our own behalf and on behalf of ExO and United Mexican States (the "Subject Claim"). Pursuant to the Agreement, the Funder agreed to specified fees and expenses regarding the Subject Claim (the "Claims Payments") incrementally and at the Funder's sole discretion.

Under the terms of the Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $6.5 million (the "Maximum Investment Amount"). The Maximum Investment Amount will be made available to the Claimholder in two phases, as set forth below:

(a)
a first phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $1.5 million for the payment of antecedent and ongoing costs ("Phase I Investment Amount"); and
(b)
a second phase, in which the Funder shall make Claims Payments in an aggregate amount no greater than $5.0 million for the purposes of pursuing the Subject Claim to a final award ("Phase II Investment Amount").

Upon exhaustion of the Phase I Investment Amount, the Claimholder will have the option to request Tranche A of the Phase II Investment Amount, consisting of funding up to $3.5 million ("Tranche A Committed Amount"). Upon exhaustion of the Tranche A Committed Amount, the Claimholder will have the option to request Tranche B of the Phase II Investment Amount, consisting of funding of up to $1.5 million ("Tranche B Committed Amount"). The Claimholder must exercise its option to receive the Tranche A Committed Amount in writing, no less than thirty days before submitting a Funding Request to the Funder under Tranche A. The Claimholder must exercise its option to receive the Tranche B Committed Amount in writing within forty-five days after the exhaustion of the Tranche A Committed Amount. Pursuant to the Agreement, the Claimholder agreed that, upon exercising the Claimholder's option to receive funds under Phase I, Tranche A of Phase II, or Tranche B of Phase II, the Funder will be the sole source of third-party funding for the specified fees and expenses of the Subject Claim under each respective phase and tranche covered by the option exercised, and the Claimholder will obtain funding for such fees and expenses, only as set forth in the Agreement. The Funder was due closing fee of $80,000 for the Phase I Investment Amount, and $80,000 for the Phase II Investment Amount to pay third parties in connection with due diligence and other administrative and transaction costs incurred by the Funder prior to and in furtherance of execution of the Agreement.

Upon the Funder making Claims Payments to the Claimholder or its designees in an aggregate amount equal to the Maximum Investment Amount, the Funder has the option to continue funding the specified fees and expenses in relation to the Subject Claim on the same terms and conditions provided in the Agreement. The Funder must exercise its option to continue funding in writing, within thirty days after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount. If the Funder exercises its option to continue funding, the parties agreed to attempt in good faith to amend the Agreement to provide the Funder with the right to provide at the Funder's discretion funding in excess of the Maximum Investment Amount, in an amount up to the greatest amount that may then be reasonably expected to be committed for investment in Subject Claim. If the Funder declines to exercise its option, the Claimholder may negotiate and enter into agreements with one or more third parties to provide funding, which shall be subordinate to the Funder's rights under the Agreement.

The Agreement provides that the Claimholder may at any time without the consent of the Funder either settle or refuse to settle the Subject Claim for any amount; provided, however, that if the Claimholder settles the Subject Claim without the Funder's consent, which consent shall not be unreasonably withheld, conditioned, or delayed, the value of the Recovery Percentage (as defined below) will be deemed to be the greater of (a) the Recovery Percentage (under Phase I or Phase II, as applicable), or (b) the total amount of all Claims Payments made in connection with such Subject Claim multiplied by three (3).

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

In the event of any receipt of proceeds resulting from the Subject Claim ("Proceeds"), the Funder shall be entitled to any additional sums above the Conversion Amount to which the Funder is entitled as described below. Should the Claimholder cease the Subject Claim as described above after Self-Funding the Claim, accrued IRR and Penalty Interest shall be calculated and paid to the Funder as set forth above. The Funder's rights to the Recovery Percentage as defined below shall survive any decision by Claimholder to utilize Self-Funding. The parties acknowledge this Agreement constitutes a sale of the right to a portion of the Proceeds (if any) arising from the Subject Claim as set forth in this Agreement. The Claimholder has relinquished its right to the portion of the proceeds, if any, that the Funder would have the right to as described below. This sale of proceeds is being accounted for under the guidance of ASC 815 Derivatives and Hedging)

On each Distribution Date, distributions of the Proceeds shall be made to the Claimholder and the Funder in accordance with subparagraph (a) or (b) below (the "Recovery Percentage"), as applicable:

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
thereafter, 100% to the Claimholder.

The Agreement provides that if no Proceeds are ever paid to or received by the Claimholder or its representatives and if the environmental permit is not issued, the Funder shall have no right of recourse or right of action against the Claimholder or its representatives, or any of their respective property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. If (a) Proceeds are paid to or received by the Claimholder or its representatives; (b) such Proceeds are promptly applied and/or distributed by the Claimholder or on behalf of the Claimholder in accordance with the terms of the Agreement; and (c) the amount received by the Funder as a result thereof is not sufficient to pay all of the Recovery Percentage and all of the amounts due to the Funder under the Agreement, then (provided that all of the Proceeds which the Funder will ever be entitled to have been paid to or received by the Funder), the Funder shall have no right of recourse or action against the Claimholder or its Representatives, or any of their property, assets, or undertakings, except as otherwise specifically contemplated by the Agreement. Pursuant to the Agreement, the Claimholder acknowledged the Funder's priority right, title, and interest in any Proceeds, including against any available collateral to secure its obligations under the Agreement, which security interest shall be first in priority as against all other security interests in the Proceeds. The Claimholder also acknowledged and agreed to execute and authorize the filing of a financing statement or similar and to take such other actions in such jurisdictions as the Funder, in its sole discretion, deems necessary and appropriate to perfect such security interest. The Agreement also includes representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions customary for comparable arrangements.

Amendment and Restatement (January 31, 2020)

•
On January 31, 2020, the Claimholder and the Funder entered into an Amended and Restated International Claims Enforcement Agreement (the "Restated Agreement"). The material terms and provisions that were amended or otherwise modified are as follows:
•
The Funder agreed to provide up to $2.2 million in Arbitration Support Funds for the purpose of paying the Claimholder's litigation support costs in connection with Subject Claim;
•
A closing fee of $0.2 million has been retained by the Funder in connection with due diligence and other transaction costs incurred by the Funder;
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

During 2020, the Funder provided us with $2.0 million of the Arbitration Support Funds, and we incurred $0.2 million in related fees that were treated as an additional advance. Upon each funding, the proceeds were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was an immediate expense of $1.1 million related to the derivative.

Although the warrants only become exercisable upon the occurrence of future events, they are considered issued for accounting purposes and were valued using a binomial lattice model. The expected volatility assumption was based on the historical volatility of our common stock. The expected life assumption was primarily based on management's expectations of when the Warrants will become exercisable and the risk-free interest rate for the expected term of the warrant is based on the U.S. Treasury yield curve in effect at the time of measurement.

Second Amendment and Restatement (December 12, 2020)

On December 12, 2020, the Claimholder and the Funder entered into a Second Amended and Restated International Claims Enforcement Agreement (the "Second Restated Agreement") relating to the Subject Claim. Under the terms of the Second Restated Agreement, the Funder has made and agreed to make Claims Payments in an aggregate amount not to exceed $20.0 million (the "Maximum Investment Amount"). The Second Restated Agreement required the Funder to make Claims Payments in an aggregate amount no greater than $10.0 million for the purposes of pursuing the Subject Claim to a final award ("Phase III Investment Amount"). We also incurred $0.2 million in related fees which were treated as an additional advance. This Second Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement.

Third Amendment and Restatement (June 14, 2021)

On June 14, 2021, the Claimholder and the Funder entered into a Third Amended and Restated International Claims Enforcement Agreement (the "Third Restated Agreement") relating to the Subject Claim. Under the terms of the Third Restated Agreement, the Funder agreed to make Claims Payments in an aggregate amount not to exceed $25.0 million, an increase of $5.0 million (the "Incremental Amount"). The Third Restated Agreement requires the Claimholder to request $2.5 million of the Incremental Amount (the "First $2.5 Million"). Within 15 days after exhaustion of the First $2.5 Million, the Claimholder may either (a) request the remaining $2.5 million (the "Second $2.5 Million") of the Incremental Amount or (b) notify the Funder that the Claimholder has decided to self-fund the Second $2.5 Million. We also incurred $80,000 in related fees which were treated as an additional advance. This Third Restated Agreement includes the same representations and warranties, covenants, conditions, termination and indemnification provisions, and other provisions as in the original agreement. As of December 31, 2024, the Funder has made Claim Payments in the aggregate amount of $24.8 million.

Waiver and Consent (March 6, 2023)

On March 6, 2023, the Claimholder and the Funder under the agreement entered into a Waiver and Consent Agreement, pursuant to which, among other things, the Funder consented (i) to consent to allow the Claimholder to fund certain costs and expenses arising from the Subject Claim from the Claimholder's own capital in an aggregate amount not to exceed $5.0 million, and (ii) Odyssey paid a $1.0 million non-refundable waiver fee to the Funder.

On September 17, 2024, the Company received notification from the International Centre for Settlement of Investment Disputes (“ICSID”) of the arbitral award (the “Arbitral Award”) on the claims brought by the Company on behalf of itself and ExO, against the United Mexican States under NAFTA. The arbitral tribunal issued an award in favor of the Company and ExO. The award orders Mexico to pay $37.1 million for breaching its obligations under NAFTA, plus interest (the “Award Interest”) at the one-year Mexico Treasury bond rate, compounded annually, from October 12, 2018, until the award is paid in full, plus the arbitrators’ fees and ICSID administrative costs. The amounts awarded are net of Mexican taxes and Mexico may not tax the award. The case filings and the award are available on the ICSID website. On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set-aside the Arbitral Award.

The fair value of the obligation at December 31, 2024 and 2023 is $57.0 million and $52.1 million, respectively, with changes in the fair value of $4.8 million and $6.7 million for the years ended December 31, 2024 and 2023, respectively.

Conversion Option - March 2023 Notes and December 2023 Notes

As discussed in Note 7, Loans Payable, the Company amended the March 2023 Notes and the December 2023 Notes to add, among other things, a conversion option. Refer to Note 7, Loans Payable for discussion on the significant terms of the conversion. The Company assessed the March 2023 Notes and December 2023 Notes, as amended, under ASC 815 and determined the conversion feature is an embedded liability that is recorded at fair value and remeasured to fair value on each reporting period.

As of December 31, 2024, the fair value of the derivative liability of the March 2023 Notes and December 2023 Notes was $2.7 million and $0.3 million, respectively, both which are recorded within Debt derivative liability in the consolidated balance sheet. In addition, the Company recorded changes in the fair value of $2.1 million and $0.1 million for the March 2023 Notes and December 2023 Notes, respectively, for the year ended December 31, 2024, which is recorded in Change in derivative liabilities fair value within the consolidated statement of operations.

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2024	2023
Compensation and incentives	$2,400	$5,239
Professional services	395,476	296,332
Deposits	450,000	450,000
Accrued Interest	1,022,272	912,915
Exploration license fees	6,764,428	6,828,872
Total accrued expenses	$8,634,576	$8,493,358

Deposits consist of an earnest money deposit of $0.5 million from CIC. The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been agreed upon or consummated.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our consolidated financial statements.

Contingency

ExO owes consultants contingent success fees of up to $0.7 million that are contingent upon the approval and issuance of the Environmental Impact Assessment (“EIA”). The EIA has not been approved as of the date of this report and the contingent success fees have not been accrued.

Lease commitment

The Company's non-cancellable operating lease for its corporate office space expired in August 2024 and was extended for a one-year period ended in July 31, 2025. As a result, using the short-term exception under ASC 842, the Company did not record a right-of-use (“ROU”) asset and lease obligation as of December 31, 2024.

We recognized approximately $0.2 million and $0.2 million in rent expense associated with the operating leases for the years ended December 31, 2024 and 2023, respectively, which was recorded in Marketing, general and administrative expenses on the consolidated statement of operations. Short-term lease expense under the renewed lease amounted to $68,327 for the year ended December 31, 2024, which is recorded in Marketing, general and administrative expenses on the consolidated statement of operations.

Future payments under the short-term leases will be $95,658 for 2025.

Joint Venture Agreement

On December 23, 2024, the Company and Capital Latinoamericano, S.A. de C.V. (“CapLat”) entered into a Joint Venture Agreement (the “JV Agreement”) pursuant to which Odyssey and CapLat will work together to develop a strategic fertilizer production project in Mexico (the “Project”) building on the work completed by the Company to validate a high-quality subsea phosphate resource within Mexico’s Exclusive Economic Zone (“EEZ”). Pursuant to the JV Agreement, the Company and CapLat will work together to develop the Project and, subject to satisfaction of certain conditions, including certain regulatory approvals from Mexican governmental authorities, subsidiaries of each party will invest as equal partners, subject to adjustment based on final contributions, in a newly formed joint venture entity that will own and continue to develop and operate the Project. As of December 31, 2024, this newly formed entity had not been created, and Odyssey has not contributed any funds, assets or capital to a joint venture entity in connection with the JV Agreement.

Each of the parties has the right to terminate the JV Agreement if the investment into the joint venture entity does not occur on or prior to December 31, 2026, or if there is a change of control of either party. In the event of a termination based on a change of control, the non-terminating party would be entitled to a termination fee of $10.0 million. The JV Agreement also sets forth representations and warranties, covenants, conditions, termination provisions, and other provisions customary for comparable transactions.

NOTE 12 – STOCKHOLDERS’ EQUITY/(DEFICIT)

Authorized Shares

The Company has authorized 24,984,166 shares of Preferred Stock, par value $0.0001, none of which is issued and outstanding as of December 31, 2024 and 2023. The Company has authorized 75,000,000 shares of Common Stock, par value $0.0001, of which 28,825,333 and 20,420,896 are issued and outstanding as of December 31, 2024 and 2023, respectively.

Stock Purchase Agreement

On December 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of common stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The SPA further provides the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of common stock at a purchase price of $1.10 per share at a subsequent closing to be held on April 30, 2025.

The Company analyzed the SPA, specifically with respect to the shares issued and the right to purchase additional shares at a later date within the guidance of ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, and determined the right to purchase additional shares is a written call option that qualifies as a free standing instrument based on the definition of the second criterion in the GAAP definition of a freestanding financial instrument that the instruments are legally detachable and separately exercisable. The Company determined the written call option does not require liability classification under Topic 480 and does not meet the definition of a derivative, as there is no net settlement provision. Lastly, the Company concluded the written call option should be classified as an equity instrument, as it meets the criteria for equity classification of a non-derivative instrument under ASC 815-40.

On December 23, 2024, the Company recorded the written call option as well as a capital contribution from the investors under the SPA within APIC at a fair value of approximately $1.5 million. The written call option does not require subsequent remeasurement each reporting period. The capital contribution was recorded for the excess of proceeds received compared to the fair value of common stock and written call option.

Warrants

The following table sets forth a summary of changes in warrants outstanding for the years ending December 31, 2024 and 2023:

		Weighted-Average
	# of Shares	Exercise Price
Balance at December 31, 2022	8,392,466	$4.10
Issued	5,327,046	$4.04
Exercised	(90,552)	$3.35
Cancellation/Expiration	(831,816)	$6.76
Balance at December 31, 2023	12,797,144	$3.90
Issued	—	$—
Exercised	—	$—
Cancellation/Expiration	(2,069,757)	$4.85
Balance at December 31, 2024 (1)	10,727,387	$2.30
(1)
On December 20, 2024, 5,327,046 warrants were remeasured at $1.17 weighted average exercise price in connection with the March 2023 NWPA Amendment and December 2023 NWPA Amendment.

December 2023 Warrants

In conjunction with the Purchase Agreement on December 1, 2023, as described above, we issued December 2023 Notes in the aggregate amount of $3.75 million and related warrants on December 1, 2023, and December 2023 Notes in the aggregate amount of $2.25 million and related warrants on December 28, 2023. Under the terms of the first tranche of December 2023 Warrants, the holders had the right for a period of three years after issuance to purchase an aggregate of up to 1,411,765 shares of our common stock at an exercise price of $4.25 per share, which represents 120.0% of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the December 2023 Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Under the terms of the second tranche of December 2023 Warrants, the holders had the right for a period of three years after issuance to purchase an aggregate of up to 211,565 shares of our common stock at an exercise price of $7.09 per share, which represents 200.0%

of the official closing price of our common stock on the Nasdaq Capital Market immediately preceding the signing of the Two Seas Purchase Agreement, upon delivery of a notice of exercise to Odyssey.

The December 2023 Warrant Amendments modified the exercise price of one tranche of the December 2023 Warrants from $4.25 to $1.23 and the exercise price of the other tranche of the December 2023 Warrants from $7.09 to $2.05.

March 2023 Warrants

In conjunction with the Purchase Agreement on March 6, 2023, as described above, we issued the March 2023 Warrants to purchase up to 3,703,704 shares of our common stock. The March 2023 Warrants had an exercise price of $3.78 per share and are exercisable at any time during the three years after issuance ending on the close of business on March 6, 2026.

The March 2023 Warrant Amendments modified the exercise price of the March 2023 Warrants from $3.78 to $1.10.

2022 Warrants

On June 10, 2022, we sold an aggregate of 4,939,515 shares of our Common Stock and warrants (the "2022 Warrants") to holders to purchase up to 4,939,515 shares of our common stock. The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $3.35 (the “2022 Warrant Price”) per share and are exercisable at any time beginning on December 10, 2022, and ending on the close of business on June 10, 2027. The Company in its sole discretion may lower the 2022 Warrant Price at any time prior to the expiration date for a period of not less than twenty Business Days, provided that the Company shall provide at least twenty days prior written notice of such reduction to Holders of the 2022 Warrants and provided further that any such reduction shall be identical among all of the 2022 Warrants.

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

The Company determined that the 2022 Warrants meets the definition of a derivative and is not considered indexed to the Company’s own stock due to the input related to the price per share and any non-cash consideration. Management determined that this input would preclude the 2022 Warrants from being indexed to the Company’s stock given that this input could be affected by variables that are extraneous to the pricing of a fixed-for-fixed option or forward contract on equity shares. As such, the 2022 Warrants were recognized as derivative liabilities and will be initially and subsequentially measured at fair value with the gain or loss due to changes in fair value recognized in the current period. The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt.

During the three months ended September 30, 2023, holders of warrants issued by Odyssey on June 10, 2022, exercised 90,552 warrants with an exercise price of $3.35 per share.

Stock-Based Compensation

Approved Plans

The Company has three approved stock incentive plans: the 2005 Plan, 2015 Plan and 2019 Plan (each as defined below and, collectively, the "Plans"). The 2005 Stock Incentive Plan ("2005 Plan") expired in August 2015, upon which, equity instruments cannot be granted but this plan will continue in effect until all outstanding awards have been exercised in full or are no longer exercisable and all equity instruments have vested or been forfeited. As of December 31, 2024 no equity instruments remain outstanding under the 2005 plan.

On June 9, 2015, our stockholders approved our 2015 Stock Incentive Plan (the "2015 Plan") that was adopted by the Board on January 2, 2015, which is the effective date. The Plan expires on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan was initially capitalized with 450,000 shares that may be granted. The Plan is intended to comply with Section 162(m) of the Internal Revenue Code, which stipulates that the maximum aggregate number of Shares with respect to one or more Awards that may be granted to any one person during any calendar year shall be 83,333, and the maximum aggregate amount of cash that may be paid in cash to any person during any calendar year with respect to one or more Awards payable in cash shall be $2.0 million. The original maximum number of shares that were to be used for Incentive Stock Options ("ISO") under the Plan was 450,000. During our June 2016 stockholders' meeting, the stockholders approved the addition of 200,000 incremental shares to the Plan. As of December 31, 2024, there were no shares available to be issued under the 2015 Plan. With respect to each grant of an ISO to a participant who is not a ten percent stockholder, the exercise price shall not be less than the fair market value of a share on the date the ISO is granted. With respect to each grant of an ISO to a participant who is a ten percent stockholder, the exercise price shall not be less than one hundred ten percent (110%) of the fair market value of a share on the date the ISO is granted. If an award is a non-qualified stock option ("NQSO"), the exercise price for each share shall be no less than (1) the minimum price required by applicable state law, or (2) the fair market value of a share on the date the NQSO is granted, whichever price is greatest. Any award intended to meet the performance-based exception must be granted with an exercise price not less than the fair market value of a share determined as of the date of such grant.

On March 26, 2019, the Board adopted and approved the 2019 Stock Incentive Plan (the "2019 Plan"), which was approved by our stockholders on June 3, 2019. The 2019 Plan expires on June 3, 2029. The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The 2019 Plan was initially capitalized with 800,000 shares that may be granted. During the Company's June 2022 stockholders’ meeting, the stockholders approved the addition of 1.6 million incremental shares to the 2019 Plan, which increased the number of shares authorized to 2.4 million shares. During the Company's June 2024 stockholders’ meeting, the stockholders approved the addition of 2.0 million incremental shares to the 2019 Plan, which increased the number of shares authorized to 4.4 million shares. As of December 31, 2024, 1,283,792 shares were available to be issued under the 2019 Plan. The 2019 Plan includes the following features: no "evergreen" share reserve, prohibition on liberal share recycling, no repricing permitted without stockholder approval, no stock option reload features, no transfers of awards for value and dividends and dividends equivalent shall accrue and be paid only if and to the extent the common stock underlying the award becomes vested or payable.

Share-Based Compensation Expense

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income, related to our options and restricted stock units, for the years ended December 31, 2024 and 2023 was $2.0 million and $0.6 million, respectively.

Stock Options

The value of the stock options granted was determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The options granted during the years ended December 31, 2024 and 2023 were valued with the assumptions in the table below. Expected volatilities are based on historical volatility of the Company's stock. The expected term (in years) is determined using historical data to estimate option exercise patterns. The expected dividend yield is based on the annualized dividend rate over the vesting period. The risk-free interest rate is based on the rate for US Treasury bonds commensurate with the expected term of the granted option. The vesting periods for options issued to officers and employees vary. Options issued to directors vest immediately.

Year Ended December 31,
	2024	2023
Risk free interest rate	3.97% - 4.32%	3.76% - 4.52%
Expected life	5 years	5 years
Expected volatility	62.42% - 111.62%	63.67% - 64.18%
Expected dividend yield	—	—
Grant-date fair value	$0.34 - $2.61	$1.70 - $2.12

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

A summary of the stock option activity during the year ended December 31, 2024 is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2023	937,624	$4.90
Granted	1,355,450	$2.26
Exercised	—	$—
Cancelled	(141,000)	$12.49
Outstanding at December 31, 2024	2,152,074	$2.74	3.99
Options exercisable at December 31, 2024	1,996,094	$2.68	4.03

The aggregate intrinsic values of options exercisable for the years ended December 31, 2024 and 2023 were $0.2 million and $0.5 million, respectively. The aggregate intrinsic values of options outstanding for the years ended December 31, 2024 and 2023 were $0.2 million and $0.9 million, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2024 and 2023 are zero and $0.1 million, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The fair value of shares vested during the years ended December 31, 2024 and 2023 was $1.1 million and $0.7 million, respectively. The fair value of shares unvested at December 31, 2024 and 2023 is $0.1 million and $1.5 million, respectively.

As of December 31, 2024, there was $0.2 million of unrecognized compensation cost related to unvested share-based compensation awards granted to employees related to granted stock options, which have an expected remaining life of 1.36 years.

The following table summarizes information about stock options outstanding at December 31, 2024:

Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
$0.01 - $1.99	763,250	$0.41	4.87
$2.00 - $3.63	743,707	$3.55	3.04
$3.64 - $4.65	645,117	$4.57	4.04
	2,152,074	$2.74	3.99

Restricted Stock Units

The estimated fair value of each restricted stock unit is calculated using the share price at the date of the grant. A summary of the restricted stock awards activity during the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	10,087	$3.41
Granted	39,097	$1.98
Vested	(49,184)	$2.28
Cancelled	—	$—
Unvested at December 31, 2024	—	$—

The fair value of shares underlying restricted stock units vested during the years ended December 31, 2024 and 2023 was $35,414 and $0.1 million, respectively. The fair value of unvested restricted stock units remaining at the years ended December 31, 2024 and 2023 is zero and $46,905, respectively. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2024 and 2023 were $1.98 and $4.94, respectively. The weighted-average remaining contractual term of these restricted stock units as of both December 31, 2024 and 2023 was zero and one year, respectively. As of December 31, 2024, there was a total of zero unrecognized compensation cost related to unvested restricted stock awards.

NOTE 13 – INCOME TAXES

As of December 31, 2024 and 2023, the Company had consolidated income tax net operating loss ("NOL") carryforwards for federal tax purposes of approximately $199.4 million and $212.4 million, respectively, and net operating loss carryforwards for foreign income tax purposes of approximately $26.7 million and $26.7 million, respectively. The federal NOL carryforwards from 2005 and forward will expire in various years beginning 2025 and ending through the year 2035. From 2025 through 2027, approximately $27.0 million of the NOL will expire, and from 2028 through 2037, approximately $128.0 million of the NOL will expire. The NOL generated in 2018 through 2021 of approximately $44.0 million will be carried forward indefinitely.

There was no provision for income tax for the years ended December 31, 2024 and 2023.

Deferred income taxes reflect the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss and tax credit carryforwards	$53,001,832	$67,688,664
Excess of book over tax depreciation	—	39,070
Stock option and restricted stock award expense	2,294,946	1,799,988
Debt Extinguishment	61,946	61,946
Less: valuation allowance	(55,169,825)	(69,345,930)
	$188,899	$243,738
Deferred tax liability:
Property and equipment basis	$40,394	$84,020
Prepaid expenses	148,505	159,718
	$188,899	$243,738
Net deferred tax asset	$—	$—

As reflected above, we have not recorded a net deferred tax asset as of both December 31, 2024 and 2023. In accordance with ASC 740, we have evaluated whether it is more likely than not that the deferred tax assets will be realized. Based on the available evidence, we have concluded that it is more likely than not that those assets would not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income, thus a full valuation allowance has been recorded as of December 31, 2024 and 2023.

The change in the valuation allowance is as follows:

December 31, 2024	$55,169,825
December 31, 2023	69,345,930
Change in valuation allowance	$(14,176,105)

The federal and state income tax provision (benefit) is summarized as follows for the years ended:

	For the Year Ended December 31,
	2024	2023
Income tax at the statutory rate	$3,093,385	$1,122,622
Effects of:
State income taxes net of federal benefits	640,036	294,020
Nondeductible expense	589,781	698,160
Subpart F income	1,305,118	6,418,307
Derivatives fair value	(3,357,883)	2,200,259
Change in valuation allowance	2,369,354	(1,721,451)
OML termination	1,076,377	—
Foreign rate differential	(5,716,168)	(9,011,917)
	$—	$—

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

The earliest tax year still subject to examination by a major taxing jurisdiction is 2020.

NOTE 14 – RELATED PARTY TRANSACTIONS

CIC Limited

The Company holds an ownership interest in and provides services to CIC, a deep-sea mineral exploration company. The Company's lead director, Mark B. Justh, made an investment into CIC's parent company and indirectly owns approximately 11.94% of CIC. We believe Mr. Justh's indirect ownership in CIC does not impair his independence under applicable rules, and Odyssey’s board of directors has formed a special committee of disinterested directors to address any matters relating to CIC.

The Company is providing services to CIC in accordance with the terms of a Services Agreement pursuant to which Odyssey provides certain back-office services to CIC in exchange for a recurring monthly fee, as well as other deep-sea mineral related services on a cost-plus profit basis and is compensated for these services with a combination of cash and equity in CIC. For the years ended December 31, 2024 and 2023, we invoiced CIC for technical services a total of $0.5 million and $0.6 million, respectively, recorded in Marine services in our consolidated statements of operations. In addition, for the years ended December 31, 2024 and 2023, we invoiced CIC a total of $42,282 and $9,327, respectively, for support services, which are recorded in Operating and other revenues in our consolidated statements of operations. The Company is paid in equity for its services. In addition, the Company has the option to accept equity for payment of cash expenditures due from CIC in lieu of cash. The Company has not opted to accept equity from CIC in lieu of cash for its cash expenditures.

In furtherance of the Master Services Agreement, we financed CIC's acquisition of certain equipment required for implementation of CIC's Marine Operations Plan, which is the comprehensive work plan for offshore operations, including exploration, survey and sampling of potential mineral deposits. As of December 31, 2024 we have paid $0.2 million toward the purchase of this equipment and CIC has reimbursed us for this equipment purchase.

On December 13, 2022, we entered into a Loan Agreement with CIC. Pursuant to the Loan Agreement, CIC issued to Odyssey a convertible promissory note in the amount of $1.4 million that bore interest at a rate of 18% per annum. On the closing date of the Loan Agreement, Odyssey advanced CIC $1.0 million (the "Advanced Amount") and recorded an original issue discount ("OID") of $0.4 million, which was accrued as interest income in our consolidated statements of operations. CIC repaid the Advanced Amount on April 6, 2023, prior to the fifth business day after March 31,2023 Maturity Date (the "Maturity Cure Date"), CIC repaid principal and interest in the aggregate amount of $1.1 million in full satisfaction of the convertible promissory note and the Loan Agreement. During the second quarter of the year ended December 31, 2023 interest income from the accretion of the OID of $0.3 million was written off.

On December 13, 2022, CIC issued a Services Agreement Note to the Company. Pursuant to the Services Agreement Note, as amended on June 30, 2023 and August 8, 2023, Odyssey agreed to extend the terms of its outstanding accounts receivables balance for past and future services performed under the Master Services Agreement for an amount not to exceed $0.6 million. The note bore interest at a rate of 1.5% per month and matured on August 15, 2023. Interest was due and payable on the first day of each month for the previous month. On August 15, 2023, CIC repaid principal and interest in the aggregate amount of $0.7 million in full satisfaction of the Services Agreement Note.

Pignatelli

On July 15, 2021, MINOSA assigned $0.4 million of its indebtedness with accumulated accrued interest of $0.2 million to James S. Pignatelli, a former director of the Company, under the same terms as the original agreement, and that indebtedness continued to be convertible at a conversion price of $4.35. This transaction was reviewed and approved by the independent members of the Company's board of directors. On March 6, 2023 this note was terminated and Odyssey issued a new note, see Note 7, Loans Payable – MINOSA 2 for detail.

Ocean Minerals, LLC

The Company holds an ownership interest in and provides services to OML, a deep-sea mineral exploration company (see Note 5, Investment in Unconsolidated Entities). The Company is providing these services to OML pursuant to the Contribution Agreement (defined above) that provides for deep-sea mineral related services on a cost-plus profit basis and will be compensated for these services with equity in OML. For the years ended December 31, 2024 and 2023, we invoiced OML $0.2 million and $0.2 million, respectively, which are recorded in Marine services in our consolidated statements of operations, and $0 and $14,891, respectively, recorded in Operating and other revenues, in our consolidated statements of operations.

See Note 5, Investment in Unconsolidated Entities, for additional information in our transactions with OML.

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

In 2024, the Company received payments of approximately $9.8 million arising from its residual economic interest in one of the shipwrecks, which is recorded in Residual economic interest in shipwreck in our consolidated statements of operations. The entity controlled by Mr. Justh also received a payment arising from the shipwreck.

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

As of December 31, 2024 and 2023, the aggregate outstanding amount, including accrued interest, of the Oceanica-ExO Notes was approximately $124.9 million and $105.0 million, respectively, and the aggregate receivable pursuant to the management and services agreement was approximately $1.5 million and $0.7 million as of December 31, 2024 and 2023, respectively, which are eliminated in consolidation.

Certain Stockholders

We have entered into financing transactions with certain stockholders that beneficially own or owned more than five percent of our Common Stock.

•
Funds managed by Two Seas Capital LP (“Two Seas”) own approximately 9.99% of our Common Stock after giving effect to the 8.1% beneficial ownership limitation applicable to warrants held by its funds.
•
Greywolf Opportunities Master Fund II LP and its affiliates (“Greywolf”) beneficially owned approximately 9.2% of our Common Stock through September 30, 2024, since which time its beneficial ownership is less than 5.0%.
•
FourWorld Capital Management LLC (“FourWorld”) beneficially owns approximately 5.1% of our Common Stock.

2022 Equity Transaction

On June 10, 2022, we completed the 2022 Equity Transaction, in which:

•
FourWorld funds purchased 291,628 shares of our Common Stock and 2022 Warrants (as defined below) to purchase 291,628 shares of our Common Stock.
•
Two Seas purchased 447,761 shares of our Common Stock and 2022 Warrants to purchase 447,761 shares of our Common Stock.
•
Greywolf purchased 940,298 shares of our Common Stock and 2022 Warrants to purchase 940,298 shares of our Common Stock.

As of December 31, 2024, FourWorld and Two Seas held 2022 Warrants to purchase 205,777 shares of our Common Stock and 447,761 shares of our Common Stock, respectively, at an exercise price of $3.35 per share.

March 2023 Note Purchase Agreement

On March 6, 2023, we entered into the March 2023 Note Purchase Agreement, pursuant to which we issued the March 2023 Note and the March 2023 Warrants. FourWorld, Two Seas and Greywolf each purchased portions of the March 2023 Note and March 2023 Warrants. Principal and interest payments during the years ended December 31, 2024 and 2023 are detailed below and there was no principal paid during the year ended December 31, 2023. Any accrued and unpaid interest is capitalized to the principal as paid-in-kind on a quarterly basis on the first day immediately following the close of the quarter.

•
FourWorld:
o
FourWorld purchased a portion of the March 2023 Note in the principal amount of $1.08 million and March 2023 Warrants to purchase 285,715 shares of our Common Stock on March 6, 2023, for an aggregate purchase price of $1.08 million.
o
Interest expense for the March 2023 Note held by FourWorld amounted to $0.1 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, $96,159 and $69,320, respectively, of interest expense was capitalized to principal as paid-in-kind and $0.2 million and zero, respectively, was paid in cash. On September 6, 2024, the Company made a cash principal payment amounting to $0.2 million to FourWorld.
o
As of December 31, 2024, FourWorld held March 2023 Warrants to purchase 285,715 shares of our Common Stock at an exercise price of $1.10 per share.
•
Two Seas:
o
Two Seas purchased a portion of the March 2023 Note in the principal amount of $2.3 million and March 2023 Warrants to purchase 608,636 shares of our Common Stock on March 6, 2023, for an aggregate purchase price of $2.3 million; and a portion of the March 2023 Note in the principal amount of $0.4 million and Warrants to purchase 118,878 shares of our Common Stock on September 22, 2023, for an aggregate purchase price of $0.4 million.
o
Interest expense for the March 2023 Note held by Two Seas amounted to $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, $0.2 million and $0.1 million, respectively, of interest expense was capitalized to principal as paid-in-kind and $0.6 million and zero, respectively, was paid in cash. On September 6, 2024, the Company made a cash principal payment amounting to $0.6 million.
o
As of December 31, 2024, Two Seas held March 2023 Warrants to purchase 727,514 shares of our Common Stock at an exercise price of $1.10 per share.
•
Greywolf:

•
Greywolf purchased a portion of the March 2023 Note in the principal amount of $7.0 million and March 2023 Warrants to purchase 1,851,852 shares of our Common Stock on March 6, 2023, for an aggregate purchase price of $7.0 million.
•
Interest expense for the March 2023 Note held by Greywolf amounted to $0.8 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, $0.6 million and $0.4 million, respectively, of interest expense was capitalized to principal as paid-in-kind and $0.2 million and zero, respectively, was paid in cash. On September 6, 2024, the Company made a cash principal payment amounting to $1.5 million to Greywolf.
•
As of December 31, 2024, Greywolf held March 2023 Warrants to purchase 1,851,852 shares of our Common Stock at an exercise price of $1.10 per share.

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

The March 2023 Note Purchase Agreement was amended in December 2024. Refer to Note 7, Loans Payable, for additional information on this amendment.

December 2023 Note Purchase Agreement

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement, in which FourWorld, Two Seas and Greywolf participated. No principal was repaid and no cash interest was paid during the years ended December 31, 2024 and 2023. Any accrued and unpaid interest is capitalized to the principal as paid-in-kind on a quarterly basis on the first day immediately following the close of the quarter.

•
FourWorld:
o
FourWorld purchased a December 2023 Note in the principal amount of $0.5 million and December 2023 Warrants to purchase 135,278 shares of our Common Stock for an aggregate purchase price of $0.5 million.
o
Interest expense for the December 2023 Notes held by FourWorld amounted to $58,011 and $4,671 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 and 2023, $47,502 and $0, respectively, of interest expense was capitalized to principal as paid-in-kind and $0 and $0, respectively, was paid in cash.
o
As of December 31, 2024, FourWorld held December 2023 Warrants to purchase 117,647 shares and 17,630 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.
•
Two Seas:
o
Two Seas funds purchased a December 2023 Note in the principal amount of $2.0 million and December 2023 Warrants to purchase 541,110 shares of our Common Stock for an aggregate purchase price of $2.0 million.
o
Interest expense for the December 2023 Notes held by Two Seas amounted to $0.2 million and $18,685 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 and 2023, $0.2 million and $18,685, respectively, of interest expense was capitalized to principal as paid-in-kind and $0 and $0, respectively, was paid in cash.
o
As of December 31, 2024, Two Seas held December 2023 Warrants to purchase 470,588 shares and 70,522 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.
•
Greywolf:
o
Greywolf purchased a December 2023 Note in the principal amount of $1.0 million and December 2023 Warrants to purchase 270,556 shares of our Common Stock for an aggregate purchase price of $1.0 million.
o
Interest expense for the December 2023 Notes held by Greywolf amounted to $0.1 million and $9,342 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 and 2023, $0.1 million and $0, respectively, of interest expense was capitalized to principal as paid-in-kind and $0 and $0, respectively, was paid in cash.

The December 2023 Note Purchase Agreement was amended in December 2024. Refer to Note 7, Loans Payable, for additional information on this amendment.

NOTE 15 – CONCENTRATION OF CREDIT RISK

For the twelve months ended December 31, 2024 and 2023, we had two customers, CIC and OML, both of which are related parties (see Note 14, Related Party Transactions), that accounted for 100% of our total revenue. As of December 31, 2024, the Accounts Receivable balance included 23.6% and 42.1% of receivables from the same two customers.

As of both December 31, 2024 and 2023, the Company held cash in financial institutions that were above the federally insured limits. The Company has not incurred losses on these accounts.

NOTE 16 – SALE-LEASEBACK FINANCING OBLIGATIONS

On April 4, 2023, and June 30, 2023, the Company's subsidiaries sold marine equipment to separate third-party buyers for $3.5 million and $1.0 million, respectively. Simultaneously with each sale, the subsidiaries entered into lease agreements with each buyer of the respective marine equipment (the sale of the property and simultaneous leaseback is referred to as a "sale-leaseback"). Each of the leases is for a term of 4 years. Under the terms of the lease agreements, the initial base rent is $35,000 and $10,000 per month, respectively. As a part of each of the lease agreements, the lessee is granted an option to purchase the marine equipment back from the buyer, that can be exercised at any time during the period commencing on the first anniversary of the date of the agreements and ending on the day that is 120 days prior to the expiration of the lease term. If the lessee has not already delivered such notice at least 120 days prior to the expiration of the lease term, it is required to purchase the marine equipment upon the expiration of the lease term.

The Company accounted for the sale-leaseback transactions as financing transactions with the purchasers of the property in accordance with ASC Topic 842 as the lease agreements were determined to be finance leases. The Company concluded the lease agreements both met the qualifications to be classified as finance leases due to the obligation to repurchase the equipment.

The presence of a finance lease indicates that control of the equipment has not transferred to the buyer/lessor and, as such, the transactions were each deemed a "failed sale-leaseback" and must be accounted for as a financing arrangement. As a result of this determination, the Company is viewed as having received the sales proceeds from the buyer/lessor in the form of a hypothetical loan collateralized by its leased equipment. The hypothetical loan is payable as principal and interest in the form of "lease payments" to the buyer/lessor. As such, the Company will not derecognize the property from its books for accounting purposes until the lease ends.

ORI was one of Odyssey's subsidiaries that entered into one of the sale-leaseback financing obligations noted above. As noted in Note 5, Investment In Unconsolidated Entities, Odyssey transferred all of its shares in ORI to OML as part of the Investment in OML. Pursuant to the OML Purchase Agreement, Odyssey is obligated to pay all amounts owed for rent and the repurchase of the marine equipment under the sale-leaseback agreement.

As of December 31, 2024 and 2023, the carrying value of the financing liabilities were $4.2 million and $4.1 million. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method. No gain or loss was recognized related to the sale-leasebacks.

Under the April 4, 2023 and June 30, 2023 sale-leasebacks, the Company recorded third party payments of $350,000 and $100,000 respectively, as a cost of the financing obligation and recorded them as a discount.

Remaining future cash payments related to the financing liability, for the fiscal years ending December 31 are as follows:

Year Ending December 31,	Annual payment obligation
2025	$540,000
2026	540,000
2027	4,710,000
Thereafter	—
$5,790,000

NOTE 17 – SEGMENT REPORTING

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company manages its operations as a single segment for purposes of assessing performance and making decisions. The accounting policies of the segment are those included in Note 2 - Summary of Significant Accounting Policies. The Company’s CODM is its President and Chief Operating Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis, using the operating expenses and interest expense, as presented on the face of the income statement, for purposes of making operating decisions, allocating resources, and evaluating financial performance. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Significant expenses regularly reviewed by the CODM are Professional fees, Operations and research, excluding compensation which is reviewed separately and employee compensation. The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net loss, in the periods indicated:

	For the Year Ended December 31,
	2024	2023
Total revenue	$768,677	$803,799

Less significant expenses:
Professional fees	2,871,333	2,271,794
Operations and research (excluding compensation)	3,949,669	3,506,860
Compensation:
Salaries and Wages	3,120,544	3,679,063
Share-based compensation	2,011,605	585,654
Total Compensation	5,132,149	4,264,717
Total Significant Expenses	11,953,151	10,043,371
Other segment items (gain)/loss (1)	(17,431,603)	(5,354,970)
Total Significant Expenses and Other Segment Items	$(5,478,452)	$4,688,401

Net Income/(Loss)	$6,247,129	$(3,884,602)

(1)
Includes other expenses within Marketing, General and Administrative and Operations and Research which are not significant individually or in the aggregate and not included within Significant Expenses above; as well as, Interest income, Interest Expense, Loss on equity method investment, Change in derivative liabilities fair value, Gain on debt extinguishment, Residual economic interest in shipwreck, Loss on Termination Agreement, and Other, as reported in our consolidated statements of operations.

NOTE 18 – SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-K is filed with the SEC.

On January 31, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents to implement our post-closing obligations under the December 2024 amendment to the March 2023 Note Purchase Agreement. The amendments included (a) an amendment to the security agreement securing the March 2023 Notes, pursuant to which, among other things, the Company granted a second-priority security interest in the collateral securing the December 2023 Notes; (b) a second amendment to the December 2023 Note Purchase Agreement pursuant to which, among other things, the holders of the December 2023 Notes agreed to the second-priority security interest in the collateral securing the December 2023 Notes; and (c) an intercreditor agreement with the collateral agents for the March 2023 Notes and the December 2023 Notes (the “Collateral Agents”) addressing the relative interests between them with respect to the shared collateral.

On February 25, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents in furtherance of our post-closing obligations under the December 2024 amendment to the March 2023 Note Purchase Agreement and the January 2025 amendment to the December 2023 Note Purchase Agreement. The amendments included (a) a second amendment to the March 2023 Note Purchase Agreement pursuant to which, among other things, the holders of the March 2023 Notes agreed to a second-priority security interest in certain of the collateral securing the March 2023 Notes; (b) a third amendment to the December 2023 Note Purchase Agreement to address the grant of security interests in additional collateral; (c) an amendment to the security agreement securing the December 2023 Notes, pursuant to which, among other things, the Company granted a second-priority security interest in the collateral securing the March 2023 Notes; and (d) an amended and restated intercreditor agreement with the Collateral Agents addressing the relative interests between them with respect to the shared collateral.

EXHIBITS INDEX

Exhibit Number	Description

3.1+	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2+	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed June 7, 2011)

3.3+	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed February 19, 2016)

3.4+	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Report on Form 8-K filed February 19, 2016)

3.5+	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K dated February 28, 2006)

3.6+	Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed August 15, 2017)

4.1	Reference is hereby made to Exhibits 3.1 through 3.6.

4.2+	Note and Warrant Purchase Agreement dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed December 4, 2023).

4.3+	Form of Promissory Note dated December 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed December 4, 2023).

4.4+	Form of Tranche I Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed December 4, 2023).

4.5+	Form of Tranche II Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed December 4, 2023).

4.6+	Registration Rights Agreement dated December 1, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed December 4, 2023).

4.7+	Form of Warrant Agreement between the Company and each investor named therein (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed June 10, 2022).

4.8+

Form of Equity Exchange Agreement among Odyssey Marine Exploration, Inc. and the members of Ocean Minerals, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed June 5, 2023).

4.9+	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K dated May 17, 2024).

10.1+†	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Report on Form 8-K dated August 3, 2005)

10.2+†

Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

10.3+†	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated January 2, 2015)

10.4+†	2019 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A dated April 24, 2019).

10.5+

Note and Loan Agreement dated April 16, 2020, between Odyssey Marine Exploration, Inc. and Fifth Third Bancorp (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 22, 2020).

10.6+

Loan Authorization, Note and Security Agreement dated May 16, 2020 and executed on June 26, 2020 between Odyssey Marine Exploration, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 30, 2020).

10.7+	Third Amended and Restated International Claims Enforcement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 17, 2021).

10.8+	Form of Subscription Agreement between the Company and each investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 10, 2022).

10.9+	Note and Warrant Purchase Agreement dated March 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 10, 2023).

10.10+	Promissory Note dated March 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed March 10, 2023).

10.11+

Unit Purchase Agreement, dated June 4, 2023, among Odyssey Marine Exploration, Inc., Odyssey Minerals Cayman Limited, and Ocean Minerals, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 5, 2023).

10.12+

Form of Contribution Agreement among Odyssey Marine Exploration, Inc., Odyssey Minerals Cayman Limited, and Ocean Minerals, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed June 5, 2023).

10.13+	Note and Warrant Purchase Agreement dated December 1, 2023 (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.14+	Form of Promissory Note dated December 1, 2023 (incorporated by reference Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.15+	Form of Tranche I Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.16+	Form of Tranche II Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.17+	Registration Rights Agreement dated December 1, 2023 (incorporated by reference Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.18+	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.19+	Executive Compensation Plan dated July 8, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2024).

10.20+	Executive Severance Plan dated August 5, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2024).

10.21+	Securities Purchase Agreement dated December 23, 2024 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.22+	Registration Rights Agreement dated December 23, 2024 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.23+	Amendment to Note and Warrant Purchase Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.24+	Amended and Restated Convertible Promissory Note dated December 20, 2024 (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.25+	Amendment to Warrant to Purchase Common Stock dated December 20, 2024 (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.26+	Registration Rights Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.27+	Amendment to Note and Warrant Purchase Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.07 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.28+	Amended and Restated Convertible Promissory Note dated December 20, 2024 (incorporated by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.29+	Amendment to Warrant to Purchase Common Stock dated December 20, 2024 (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.30+	Registration Rights Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.31+	Joint Venture Agreement dated December 23, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 23, 2024).

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP, Independent Accountants

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

97.1*	Executive Officer Clawback Policy

101.1*	Inline XBRL taxonomy Extension Schema with embedded Linkbase documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

*	Filed herewith
+	Previously filed
#	Furnished herewith
†	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 31, 2025	By:	/S/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ Mark D. Gordon	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Chairman of the Board	March 31, 2025
Mark D. Gordon

/S/ John D. Longley	President and Chief Operating Officer	March 31, 2025
John D. Longley

/S/ Jon D. Sawyer	Director	March 31, 2025
Jon D. Sawyer

/S/ Todd E. Siegel	Director	March 31, 2025
Todd E. Siegel

/S/ Mark B. Justh	Lead Director	March 31, 2025
Mark B. Justh

	Director	March 31, 2025
Larissa Pommeraud