Form 10-Q
period 2025-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2025-05-12
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of May 7, 2025 was 31,335,539.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,459,540	$4,791,743
Accounts and other related party receivables	67,306	285,764
Other current assets	573,729	683,626
Total current assets	3,100,575	5,761,133

NON-CURRENT ASSETS
Investment in unconsolidated entities	9,951,915	9,885,779
Option to purchase equity securities in related party	403,798	455,416
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	513,486	534,016
Other non-current assets	34,295	34,295
Total non-current assets	12,724,745	12,730,757
Total assets	$15,825,320	$18,491,890

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$778,652	$748,403
Accrued expenses	8,745,027	8,634,576
Loans payable, current portion	13,625,993	13,084,379
Total current liabilities	23,149,672	22,467,358

LONG-TERM LIABILITIES
Loans payable	10,137,209	9,851,151
Debt derivative liability	594,000	3,052,000
Warrant liabilities	2,320,382	4,798,759
Litigation financing	58,663,816	56,950,377
Deferred contract liability	403,798	455,416
Total long-term liabilities	72,119,205	75,107,703
Total liabilities	95,268,877	97,575,061

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred stock – $0.0001 par value; 24,984,166 shares authorized; none issued and outstanding	—	—
Common stock – $0.0001 par value; 75,000,000 shares authorized; 29,161,833 and 28,825,333 issued and outstanding	2,917	2,883
Additional paid-in capital	264,246,813	264,191,579
Accumulated deficit	(278,197,453)	(280,439,023)
Total stockholders’ deficit before non-controlling interest	(13,947,723)	(16,244,561)
Non-controlling interest	(65,495,834)	(62,838,610)
Total stockholders’ deficit	(79,443,557)	(79,083,171)
Total liabilities and stockholders’ deficit	$15,825,320	$18,491,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	For the Three Months Ended March 31,
	2025	2024
REVENUE
Marine services	$135,000	$203,064
Total revenue	135,000	203,064

OPERATING EXPENSES
Marketing, general and administrative	1,788,340	4,034,527
Operations and research	572,309	885,667
Total operating expenses	2,360,649	4,920,194
LOSS FROM OPERATIONS	(2,225,649)	(4,717,130)

OTHER INCOME / (EXPENSE)
Interest income	61,490	409
Interest expense	(1,182,288)	(1,819,994)
Income / (Loss) on equity method investment	(68,864)	(213,946)
Change in derivative liabilities fair value	3,222,938	7,854,902
Other	(223,281)	(183,273)
Total other income / (expense)	1,809,995	5,638,098
INCOME / (LOSS) BEFORE INCOME TAXES	(415,654)	920,968

Income tax benefit	—	—
NET INCOME / (LOSS)	(415,654)	920,968
Net loss attributable to non-controlling interest	2,657,224	2,577,056
NET INCOME / (LOSS) attributable to Odyssey Marine Exploration, Inc.	$2,241,570	$3,498,024

NET INCOME / (LOSS) PER SHARE
Basic	$0.08	$0.17
Diluted	$0.01	$(0.18)
Weighted average number of common shares outstanding:
Basic	29,102,633	20,425,934
Diluted	41,616,413	26,658,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT – Unaudited

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2024	28,825,333	$2,883	$264,191,579	$(280,439,023)	$(62,838,610)	$(79,083,171)
Share-based compensation	—	—	45,742	—	—	45,742
Consultant compensation paid in stock	36,500	4	96,137	—	—	96,141
Director compensation paid in stock	—	—	2,700	—	—	2,700
Common stock issued in connection with Securities Purchase Agreement, net of equity issuance costs	300,000	30	(89,345)	—	—	(89,315)
Net income/(loss)	—	—	—	2,241,570	(2,657,224)	(415,654)
Balance at March 31, 2025	29,161,833	$2,917	$264,246,813	$(278,197,453)	$(65,495,834)	$(79,443,557)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance at December 31, 2023	20,420,896	$2,042	$263,616,186	$(296,096,957)	$(53,427,805)	$(85,906,534)
Share-based compensation	7,277	1	1,462,747	—	—	1,462,748
Cancellation of stock awards for payment of withholding tax requirements	—	—	(16,398)	—	—	(16,398)
Director fees settled with stock options	—	—	234,900			234,900
Fair value of warrants classified as liabilities	—	—	(7,754,437)			(7,754,437)
Net income/(loss)	—	—	—	3,498,024	(2,577,056)	920,968
Balance at March 31, 2024	20,428,173	$2,043	$257,542,998	$(292,598,933)	$(56,004,861)	$(91,058,753)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(415,654)	$920,968
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Services provided to unconsolidated entities	(135,000)	(203,064)
Depreciation	20,530	19,168
Financing fees amortization	37,240	27,145
Amortization of finance liability	159,320	66,939
Amortization of deferred discount	415,578	1,014,649
Note payable interest accretion	547,810	418,796
Note interest paid-in-kind ("PIK")	544,876	449,723
Right-of-use ("ROU") asset amortization	—	47,618
Share-based compensation	45,742	1,462,747
Director and consultant compensation paid in stock	98,841	156,150
Loss on equity method investment	68,864	213,945
Change in derivatives liability fair value	(3,222,938)	(7,854,902)
(Increase) decrease in:
Accounts receivable and other related party receivables	218,458	(15,604)
Changes in operating lease liability	—	(50,642)
Other assets	109,897	155,604
Accounts payable	(11,515)	953,159
Accrued expenses and other	(437,359)	548,407
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,955,310)	(1,669,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(103,943)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(103,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock-based awards withheld for payment of withholding tax requirements	—	(16,398)
Equity issuance costs	(89,315)	—
Payment of debt obligations	(152,578)	(154,130)
Payment on sale leaseback financing	(135,000)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(376,893)	(170,528)

NET INCREASE/(DECREASE) IN CASH	(2,332,203)	(1,943,665)
CASH AT BEGINNING OF PERIOD	4,791,743	4,021,720
CASH AT END OF PERIOD	$2,459,540	$2,078,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$171,076
Director and consultant compensation paid in stock	$98,841	$156,150

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Warrants reclassification from Equity to Liability classification	$—	$7,754,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of these interim condensed consolidated financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the next twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, and generating income from contracted services and exploration charters.

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

Our consolidated non-restricted cash balance at March 31, 2025 was $2.5 million. We have a working capital deficit at March 31, 2025 of $20.0 million. The total consolidated book value of our assets was approximately $15.8 million at March 31, 2025, which includes cash of $2.5 million.

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

Bismarck Exploration License

The Company follows the guidance pursuant to Financial Accounting Standards Board (“FASB”) ASC 350, “Intangibles-Goodwill and Other” (“ASC 350”) in accounting for the exploration license held by Bismarck Mining Corporation, Ltd., (the “Bismarck Exploration License”). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The Company was notified in November 2023 that the 2022 exploration license renewal application was approved. The most recent renewal application was submitted in July 2024, and we expect to receive a response by June 2025. If renewal is delayed beyond July 2025, the exploration license will continue in force over the area covered by the application until the determination of the application pursuant to applicable law. The Bismarck Exploration License is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. We test the Bismarck Exploration License for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance in ASC 350. We did not have any impairment indicators for the three months ended March 31, 2025 and 2024.

Investment in Unconsolidated Entities

As discussed in Note 6, Investment in Unconsolidated Entities, the Company has cost basis method investments and equity method investments with related parties. As of March 31, 2025 and December 31, 2024, there were no variable interest entities (“VIE”) for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually.

Long-Lived Assets

We did not have any impairment indicators related to long-lived assets for the three months ended March 31, 2025 and 2024.

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

	For the Three Months Ended March 31,
	2025	2024
Average market price during the period	$0.51	$4.44
Option awards	1,388,824	1,529,824
Unvested restricted stock awards	—	10,087
Convertible notes	5,954,695	146,482
Common Stock Warrant related	10,727,387	951,148

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	For the Three Months Ended March 31,
	2025	2024

Net income (loss) attributable to Odyssey Marine Exploration, Inc.	$2,241,570	$3,498,024
Numerator:
Basic net income (loss) available to stockholders	$2,241,570	$3,498,024
Loss on equity method investment	(141,414)	—
Fair value change of debt instruments	(1,600,826)	(1,617,819)
Fair value change of warrants	—	(6,798,430)
Diluted net income (loss) available to stockholders	$499,330	$(4,918,225)

Denominator:
Weighted average common shares outstanding – Basic	29,102,633	20,425,934
Dilutive effect of options	143,570	—
Dilutive effect of other derivative instruments	129,063	—
Dilutive effect of warrants	—	1,909,565
Dilutive effect of convertible debt instruments	12,241,147	4,322,601
Weighted average common shares outstanding – Diluted	41,616,413	26,658,100

Net income (loss) per share:
Basic	$0.08	$0.17
Diluted	$0.01	$(0.18)

Segment Reporting

We evaluate the products and services that produce our revenue and the geographical regions in which we operate to determine reportable segments in accordance with ASC 280 – Segment Reporting. Based on that evaluation, we have determined that we have only one operating segment.

See Note 16, Segment Reporting for further discussion related to the segment information.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued new guidance on income tax disclosures (ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses.” The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE AND OTHER RELATED PARTY, NET

Our accounts receivable consist of the following:

	March 31, 2025	December 31, 2024
Related party (Note 5)	$67,306	$67,320
Other	—	218,444
Total accounts receivable and other, net	$67,306	$285,764

NOTE 4 – OTHER CURRENT ASSETS

Our other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid assets	$433,630	$564,930
Other	105,024	83,430
Deposits	35,075	35,266
Total other current assets	$573,729	$683,626

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 5 – RELATED PARTY TRANSACTIONS

CIC Limited

The Company provides services to and owns approximately 14.2% of the equity interests in CIC Limited (“CIC”), a deep-sea mineral exploration company. The Company’s lead director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.9% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules, and Odyssey’s board of directors has formed a special committee of disinterested directors to address any matters relating to CIC. The Company is providing services to CIC in accordance with the terms of a Services Agreement pursuant to which Odyssey provides certain back-office services to CIC in exchange for a recurring monthly fee, as well as other deep-sea mineral related services on a cost-plus profit basis and is compensated for these services with a combination of cash and equity in CIC.

We invoiced CIC for technical services a total of $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, which are recorded in Marine services in our condensed consolidated statements of operations. The Company is paid in equity for its services. In addition, the Company has the option to accept equity in lieu of cash for payment of cash expenditures due from CIC. The Company has not opted to accept equity from CIC in lieu of cash for its cash expenditures.

Ocean Minerals, LLC

The Company provides services to Ocean Minerals, LLC (“OML”), a deep-sea mineral exploration company in which we hold approximately 7.0% of the equity interests (see Note 6, Investment in Unconsolidated Entities). The Company provides these services to OML pursuant to the Contribution Agreement (defined below) that provides for deep-sea mineral related services on a cost-plus profit basis and will be compensated for these services with equity in OML.

During the three months ended March 31, 2025 and 2024, we invoiced OML for technical services a total of $22,500 and $69,898, respectively, recorded in Marine services in our condensed consolidated statements of operations.

Oceanica and ExO

Odyssey and its subsidiary, Oceanica Marine Operations S.R.L. (“OMO”), hold three notes (the “Oceanica-ExO Notes”) issued and/or guaranteed by our majority-owned subsidiaries (ExO and Oceanica) in the aggregate principal amount of approximately $23.0 million, which was advanced to ExO and Oceanica to fund working capital, exploration and legal expenses. In addition, Odyssey provides management and administrative services to ExO and funds ExO’s ongoing administrative expenses pursuant to a services agreement in exchange for a recurring monthly fee and reimbursement of funded amounts. The Oceanica-ExO Notes and outstanding receivables under the management and services agreement accrue interest at 18% per annum. Certain of Odyssey’s former and current directors and officers are also directors or officers of ExO and Oceanica.

As of March 31, 2025 and December 31, 2024, the aggregate outstanding amount, including accrued interest, of the Oceanica-ExO Notes was approximately $130.5 million and $124.9 million, respectively, and the aggregate receivable pursuant to the management and services agreement was approximately $1.8 million and $1.5 million as of March 31, 2025 and December 31, 2024, respectively.

Certain Stockholders

We have entered into financing transactions with certain stockholders that beneficially own more than five percent of our outstanding Common Stock as of March 31, 2025:

•
FourWorld Capital Management LLC (“FourWorld”) beneficially owns approximately 5.1% of our Common Stock.
•
Funds managed by Two Seas Capital LP (“Two Seas”) own approximately 9.99% of our Common Stock after giving effect to the 9.99% beneficial ownership limitation applicable to warrants held by its funds.

2022 Equity Transaction

On June 10, 2022, we completed the 2022 Equity Transaction, pursuant to which we issued the 2022 Warrants. As of March 31, 2025, FourWorld and Two Seas held 2022 Warrants to purchase 205,628 shares of our Common Stock and 447,761 shares of our Common Stock, respectively, at an exercise price of $3.35 per share.

March 2023 Note Purchase Agreement

On March 6, 2023, we entered into the March 2023 Note Purchase Agreement, pursuant to which we issued the March 2023 Note and the March 2023 Warrants. FourWorld and Two Seas each purchased portions of the March 2023 Note and March 2023 Warrants. Principal and interest payments during the three months ended March 31, 2025 and 2024 as detailed below.

•
FourWorld:
o
Interest expense for the March 2023 Note held by FourWorld amounted to $28,250 and $32,394 for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, $28,098 of interest expense was capitalized to principal as paid-in-kind and none was paid in cash. During the three months ended March 31, 2024, $31,866 of interest expense was capitalized to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the three months ended March 31, 2025 and 2024.
o
As of March 31, 2025, FourWorld held March 2023 Warrants to purchase 285,715 shares of our Common Stock at an exercise price of $1.10 per share.
•
Two Seas:
o
Interest expense for the March 2023 Note held by Two Seas amounted to $71,253 and $81,705 for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, $70,872 was capitalized to principal as paid-in-kind and none was paid in cash. During the three months ended March 31, 2024, $80,375 was capitalized to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the three months ended March 31, 2025 and 2024.
o
As of March 31, 2025, Two Seas held March 2023 Warrants to purchase 727,514 shares of our Common Stock at an exercise price of $1.10 per share.

December 2023 Note Purchase Agreement

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement, in which FourWorld and Two Seas participated. No principal was repaid and no cash interest was paid during the three months ended March 31, 2025 and 2024. Any accrued and unpaid interest is capitalized to the principal as paid-in-kind on a quarterly basis on the first day immediately following the close of the quarter.

•
FourWorld:
o
Interest expense for the December 2023 Notes held by FourWorld amounted to $15,262 and $13,840 for the three months ended March 31, 2025 and 2024, which was accrued as of March 31, 2025. During the three months ended March 31, 2025 and 2024, $15,180 and $4,671, respectively, of interest expense was capitalized to principal as paid-in-kind and $0 and $0, respectively, was paid in cash.
o
As of March 31, 2025, FourWorld held December 2023 Warrants to purchase 117,648 shares and 17,631 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.

•
Two Seas:
o
Interest expense for the December 2023 Notes held by Two Seas amounted to $40,291 and $36,539 for the three months ended March 31, 2025 and 2024.
o
As of March 31, 2025, Two Seas held December 2023 Warrants to purchase 470,588 shares and 70,521 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

	March 31, 2025	December 31, 2024
CIC Limited	$5,115,949	$5,003,449
Ocean Minerals, LLC	4,835,966	4,882,330
Chatham Rock Phosphate, Limited	—	—
Neptune Minerals, Inc.	—	—
Investment in unconsolidated entities	$9,951,915	$9,885,779

CIC Limited

Due to the structure of CIC, we determined this venture to be a VIE consistent with ASC 810. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. We record our investment under the cost method as this company is incorporated, and we have determined we do not exercise significant influence over the entity. We provide services to CIC, as detailed in Note 5, Related Party Transactions. We assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded.

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

On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement (the “Termination Agreement”). The Termination Agreement terminated the parties’ respective rights and obligations relating to the Second OML Units, the Third OML Units and the Optional Units (each as defined in the OML Purchase Agreement), but did not affect Odyssey’s ownership of the Initial OML Units or the obligation to pay the lease payments for the Retriever asset as described below. The Termination Agreement did not affect the Equity Exchange Agreement or the Contribution Agreement (each as defined below).

At March 31, 2025 and December 31, 2024, Odyssey owned approximately 7.0% and 7.0%, respectively, of the issued and outstanding membership interest units of OML. The Company determined that OML is a VIE as it does not have sufficient equity at-risk to permit OML to finance its activities without additional subordinated financial support. However, Odyssey lacks the power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method.

Equity Exchange Agreement

In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey and the existing members of OML entered into an Equity Exchange Agreement (the “Equity Exchange Agreement”) pursuant to which such members of OML had the right, but not the obligation, to exchange membership interest units of OML held by them for shares of Odyssey’s common stock.

The Equity Exchange Agreement expired by its terms on January 3, 2025. Prior to its expiration, it was recorded as a liability within the scope of ASC 480 that was initially measured at fair value, and subsequent changes in the fair value of the liability were recognized in earnings. Because the value was determined to be zero as of December 31, 2024 and its expiration on January 3, 2025, there was no change recognized in the put option liability for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recognized a decrease of $1.3 million in the put option liability assumed in the condensed consolidated statement of operations to record the fair value adjustment of the Equity Exchange Agreement.

Contribution Agreement

In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey, the Purchaser, and OML also entered into a Contribution Agreement pursuant to which additional membership interest units of OML may be issued to the Purchaser in consideration of the contribution to OML by Odyssey from time to time of certain property or other assets and services with an aggregate value of up to $10.0 million (the “Contribution Agreement”). We concluded that the Contribution Agreement is within the scope of ASC 606, as the services provided are within Odyssey’s ordinary activities, and OML is therefore considered a customer of Odyssey.

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

At March 31, 2025 and December 31, 2024, the Company’s accumulated investment in OML was $4.8 million and $4.9 million, respectively, which was classified as an investment in unconsolidated entities in our condensed consolidated balance sheets.

For the three months ended March 31, 2025 and 2024, based on estimated financial information for our equity-method investee, we recognized losses on equity method investment of $68,864 and $0.2 million, respectively, in the condensed consolidated statement of operations for our proportionate share of the net loss of our equity method investee, which decreased our net income for the three months ended March 31, 2025 and 2024 in our consolidated statement of operations. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our condensed consolidated statement of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transactions to the extent of our ownership interest.

The following tables provide summarized financial information for OML, the Company’s equity method accounted investee, not adjusted for the percentage ownership of the Company, compiled from OML’s financial statements, reported on a three-month lag period with an estimate of the most recent quarter results.

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$373,698	$46,838
General expenses	$(743,425)	$(581,098)
Payroll expenses	$(601,720)	$(613,947)
Net Loss	$(1,682,685)	$(1,808,198)

	As of
	March 31, 2025	December 31, 2024
Total Assets	$36,919,969	$37,328,006
Total Liabilities	$14,952,415	$11,329,642

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

NOTE 7 – INCOME TAXES

During the three months ended March 31, 2025, we generated a federal net operating losses (“NOL”) of $0.1 million and generated $2.8 million of foreign NOL carryforwards. As of March 31, 2025, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $199.6 million and net operating loss carryforwards for foreign income tax purposes of approximately $29.4 million. From 2026 through 2027, approximately $27.2 million of the NOL will expire, and from 2028 through 2037, approximately $128.0 million of the NOL will expire. The NOL generated in 2018 through 2024 of approximately $44.2 million will be carried forward indefinitely.

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

Lease commitments

One of the Company’s lease agreements expired during 2024 and was extended for a one-year period ending July 31, 2025. As a result, using the short-term exception under ASC 842, the Company did not record a right-of-use (“ROU”) asset and lease obligation as of March 31, 2025.

We recognized $50,193 and $56,658 in rent expense associated with the Company’s leases for the three months ended March 31, 2025 and 2024, respectively, which was recorded in Marketing, general and administrative expenses on the condensed consolidated statement of operations. Future payments under the short-term leases will be $54,662 for the remainder of 2025.

Joint Venture Agreement

On December 23, 2024, the Company and Capital Latinoamericano, S.A. de C.V. (“CapLat”) entered into a Joint Venture Agreement (the “JV Agreement”) pursuant to which Odyssey and CapLat will work together to develop a strategic fertilizer production project in Mexico (the “Project”) building on the work completed by the Company to validate a high-quality subsea phosphate resource within Mexico’s Exclusive Economic Zone (“EEZ”). Pursuant to the JV Agreement, the Company and CapLat will work together to develop the Project and, subject to satisfaction of certain conditions, including certain regulatory approvals from Mexican governmental authorities, subsidiaries of each party will invest as equal partners, subject to adjustment based on final contributions, in a newly formed joint venture entity that will own and continue to develop and operate the Project. As of March 31, 2025, this newly formed entity had not been created, and Odyssey has not contributed any funds, assets or capital to a joint venture entity in connection with the JV Agreement.

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

NOTE 9 – LOANS PAYABLE

The Company’s consolidated loans payable consisted of the following carrying values at:

	March 31, 2025	December 31, 2024
March 2023 Note	$13,465,261	$13,101,995
December 2023 Note	6,731,774	6,550,164
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	312,559	465,138
Finance liability (Note 15)	4,234,924	4,210,604
Total Loans payable	$25,378,527	$24,961,910
Less: Unamortized deferred lender fee	(124,054)	(119,530)
Less: Unamortized debt discount	(1,491,271)	(1,906,850)
Total Loans payable, net	$23,763,202	$22,935,530
Less: Current portion of loans payable	(13,625,993)	(13,084,379)
Loans payable—long term	$10,137,209	$9,851,151

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

On January 30, 2024, the March 2023 Warrants were amended to add a cashless exercise provision. Due to that amendment, the Company determined that the March 2023 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, starting on January 30, 2024, the March 2023 Warrants are recognized as a derivative liability, which was initially measured at fair value and any subsequent changes in fair value are recognized in earnings in the period incurred.

On September 5, 2024, the Company entered into amendments of the March 2023 Note with the holders thereof pursuant to which the maturity date of the March 2023 Note was extended from September 6, 2024 to December 6, 2024. In connection with the amendments, the Company repaid an aggregate amount of $3.0 million of the principal outstanding on September 6, 2024.

On December 20, 2024, the Company and the holders of the March 2023 Securities entered into an Amendment to Note and Warrant Purchase Agreement (the “March 2023 NWPA Amendment”) pursuant to which the March 2023 Purchase Agreement was amended to, among other things, (a) add certain covenants, including a requirement for the Company to maintain a minimum liquidity level, and modify certain existing covenants, (b) add related events of default, and (c) provide that the Company’s obligations under the March 2023 Purchase Agreement, the March 2023 Notes, and related documents are guaranteed by specified subsidiaries of the Company.

In connection with the March 2023 NWPA Amendment, the Company issued to each of the holders of the March 2023 Securities an Amended and Restated Convertible Promissory Note (the “March 2023 AR Notes”), and the Company and such holders entered into amendments (the “March 2023 Warrant Amendments”) to the March 2023 Warrants. The March 2023 Notes were modified by the March 2023 AR Notes to, among other things, (a) extend the maturity date to June 30, 2025, and, subject to an amendment of the Company’s December 2023 Notes (as defined below), to December 31, 2025, (b) add a conversion feature pursuant to which the holders have the right to convert the indebtedness under the March 2023 AR Notes into shares of the Company’s common stock at a conversion rate equal to 75% of the 30-day volume weighted average price of the Company’s common stock, provided that the conversion rate will not be less than $1.10 or greater than $2.20. The March 2023 AR Notes include limitations on the holders’ right to exercise the conversion feature, including customary limitations intended to ensure compliance with the rules of the Nasdaq Capital Market (“Nasdaq”) and a provision that provides the Company with the right to settle any exercise of the conversion feature in cash rather than by issuing shares of Common Stock. The condition relating to amendment of the December 2023 Notes was also satisfied on December 20, 2024, such that the maturity date of the March 2023 AR Notes is currently December 31, 2025.

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

The change in fair value of the March 2023 Warrants for the three months ended March 31, 2025 and 2024 was a decrease of $1.0 million and a decrease of $2.5 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at March 31, 2025 and December 31, 2024 was $0.9 million and $1.9, respectively.

For the three months ended March 31, 2025 and 2024, we incurred $0.4 million and $0.6 million, respectively, of interest expense from the amortization of the debt discount and $27,386 and $16,268, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $12.3 million and $11.6 million as of March 31, 2025 and December 31, 2024, respectively, which includes interest Paid In Kind (“PIK”) of $0.4 million and $1.2 million, respectively, and was net of unamortized debt fees of $82,760 and $0.1 million, net of unamortized debt discount of $1.1 million and $1.5 million, respectively, associated with the fair value of the warrant. The total face value of this obligation on March 31, 2025 and December 31, 2024, was $13.5 million and $13.1 million, respectively. As of March 31, 2025, the current interest rate of the March 2023 Notes was 11.0%.

At March 31, 2025 and December 31, 2024, the debt instrument amounted to $13.5 million and $13.1 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $0.4 million and $2.7 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

On January 31, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents to implement the Company’s post-closing obligations under the December 2024 amendment to the March 2023 Note Purchase Agreement. The amendments included (a) an amendment to the security agreement securing the March 2023 Notes, pursuant to which, among other things, the Company granted a second-priority security interest in the collateral securing the December 2023 Notes; (b) a second amendment to the December 2023 Note Purchase Agreement pursuant to which, among other things, the holders of the December 2023 Notes agreed to the second-priority security interest in the collateral securing the December 2023 Notes; and (c) an intercreditor agreement with the collateral agents for the March 2023 Notes and the December 2023 Notes (the “Collateral Agents”) addressing the relative interests between them with respect to the shared collateral.

On February 25, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents in furtherance of the Company’s post-closing obligations under the December 2024 amendment to the March 2023 Note Purchase Agreement and the January 2025 amendment to the December 2023 Note Purchase Agreement. The amendments included (a) a second amendment to the March 2023 Note Purchase Agreement pursuant to which, among other things, the holders of the March 2023 Notes agreed to a second-priority security interest in certain of the collateral securing the March 2023 Notes; (b) a third amendment to the December 2023 Note Purchase Agreement to address the grant of security interests in additional collateral; (c) an amendment to the security agreement securing the December 2023 Notes, pursuant to which, among other things, the Company granted a second-priority security interest in the collateral securing the March 2023 Notes; and (d) an amended and restated intercreditor agreement with the Collateral Agents addressing the relative interests between them with respect to the shared collateral.

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

The change in fair value of the December 2023 Warrants for the three months ended March 31, 2025 and 2024 was a decrease of $0.4 million and a decrease of $0.1 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at March 31, 2025 and December 31, 2024 was $0.4 million and $0.8 million, respectively.

For the three months ended March 31, 2025 and 2024, we recorded $0.1 million and $0.4 million, respectively, of interest expense from the amortization of the debt discount and $10,154 and $10,877, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $6.3 million and $6.0 million as of March 31, 2025 and December 31, 2024, and was net of unamortized debt fees of $41,294 and $29,710, respectively, net of unamortized debt discount of $0.4 million and $0.5 million, respectively, associated with the fair value of the warrants. The total face value of this obligation at March 31, 2025 and December 31, 2024, was $6.7 million and $6.6 million, respectively. The current interest rate of the December 2023 Notes was 11.0%.

At March 31, 2025 and December 31, 2024, the debt instrument amounted to $6.7 million and $6.6 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $0.2 million and $0.3 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

As discussed above, on January 31, 2025 and February 25, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents to implement and in furtherance of the Company’s post-closing obligations under the December 2024 amendment to the March 2023 Note Purchase Agreement.

Emergency Injury Disaster Loan

The Company obtained an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) with a principal amount of $150,000, which was used for working capital purposes. The Company made payments amounting to $2,193 and $6,579 for each of the three months ended March 31, 2025 and 2024, respectively. All payments reduced accrued interest first and were then applied against principal. As of March 31, 2025, the Company’s principal balance on the EIDL Loan amounted to $150,000 and is recorded as Loans payable in the condensed consolidated balance sheets.

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

AFCO Insurance Note Payable

On November 1, 2024, we executed the Premium Finance Agreement with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the Directors and Officers (“D&O”) Insurance premiums evidenced by the promissory note in the amount of $565,512 equally over an 11-month period, bearing interest at a rate of 6.10% per annum, per annum, maturing on October 31, 2025.

Accrued interest

Total accrued interest associated with our financings was $1.0 million and $1.0 million as of March 31, 2025 and December 31, 2024, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company did not have any financial assets measured on a recurring basis. The following tables summarize our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

		Fair Value at
	Level	March 31, 2025	December 31, 2024
Liabilities
Litigation financing	3	$58,663,816	$56,950,377
2022 Warrants	3	970,710	2,060,773
March 2023 Warrants	3	943,242	1,910,950
December 2023 Warrants	3	406,430	827,036
March 2023 Note Conversion Option	3	428,000	2,745,000
December 2023 Note Conversion Option	3	166,000	307,000
Total of fair valued liabilities		$61,578,198	$64,801,136

The Litigation financing valuation was based on the following assumptions: amounts funded by the Funder, the corresponding IRR calculation, applicable percentage applicable to the recovery percentage calculation and management’s good-faith estimates for estimated outcome probabilities and estimated debt repayment dates.

The 2022 Warrants, the December 2023 Warrants and the March 2023 Warrants are measured using a Black-Scholes valuation model. The assumptions used in this model included the use of key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option and the expected dividend yield. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the warrant. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms as well as expected exercise dates. The dividend yield is based on the historical dividends issued by us. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

The embedded derivatives for the conversion options on the March 2023 Notes and December 2023 Notes are measured at fair value, Level 3, using the with-and-without valuation method. The assumptions used in this model included key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option, the expected dividend yield, and the appropriate discount rate. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the notes. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms. The dividend yield is based on the historical dividends issued by the Company. The discount rate is derived based on a risk-adjusted market rate for CCC-rated corporate bond yields. If the volatility rate or risk-free interest rate were to change, the value of the notes would be impacted.

The following table summarizes the fair values and related carrying values of financial instruments at March 31, 2025 and December 31, 2024 that are not required to be remeasured at fair value on a recurring basis.

		March 31, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
March 2023 Note	2	$13,465,261	$13,472,927	$13,101,995	$12,422,050
December 2023 Note	2	$6,731,774	$6,675,794	$6,550,164	$6,622,108

Items not included in the above disclosures include cash and cash equivalents, accounts and other related party receivables, other current assets and accounts payable. The carrying values of those items, as reflected in the condensed consolidated balance sheets, approximate their fair value at March 31, 2025 and December 31, 2024. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which is determined using Level 1.

Changes in our Level 3 fair value measurements were as follows:

	37N Note Conversion Option	March 2023 Warrants	December 2023 Warrants	Put option liability	March 2023 Conversion Option	December 2023 Conversion Option	Litigation financing	2022 Warrants	Total
Balance as of December 31, 2024	$—	$1,910,950	$827,036	$—	$2,745,000	$307,000	$56,950,377	$2,060,773	$64,801,136
Debt conversion to equity	—	—	—	—	—	—	—	—	—
Warrants Exercised	—	—	—	—	—	—	—	—	—
Change in fair value	—	(967,708)	(420,606)	—	(2,317,000)	(141,000)	1,713,439	(1,090,063)	(3,222,938)
Balance as of March 31, 2025	$—	$943,242	$406,430	$—	$428,000	$166,000	$58,663,816	$970,710	$61,578,198

Balance as of December 31, 2023	$702,291	$—	$2,392,563	$5,637,162	$—	$—	$52,115,647	$13,399,822	$74,247,485
Change in fair value	(365,434)	(2,491,420)	(124,091)	(1,252,385)	—	—	576,173	(4,197,744)	(7,854,901)
Classification of warrants as liability	—	7,754,438	—	—	—	—	—	—	7,754,438
Balance as of March 31, 2024	$336,857	$5,263,018	$2,268,472	$4,384,777	$—	$—	$52,691,820	$9,202,078	$74,147,022

Additional information about the litigation financing liability and embedded derivative liability related to the March 2023 Notes and December 2023 Notes is included in Note 11, Derivative Financial Instruments.

NOTE 11– DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company determined that the financing arrangement was a derivative, measured at fair value within the scope of ASC 815 Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative are reported in earnings for the period. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation is recorded in our condensed consolidated balance sheet in Litigation financing and as of March 31, 2025 and December 31, 2024 amounted to $58.7 million and $57.0 million, respectively, with changes in the fair value of increases of $1.7 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

Conversion Option - March 2023 Notes and December 2023 Notes

As discussed in Note 9, Loans Payable, the Company amended the March 2023 Notes and the December 2023 Notes to add, among other things, a conversion option. Refer to Note 9, Loans Payable for discussion on the significant terms of the conversion. The Company assessed the March 2023 Notes and December 2023 Notes, as amended, under ASC 815 and determined the conversion feature is an embedded derivative that is recorded at fair value and remeasured at fair value at each reporting period.

As of March 31, 2025 and December 31, 2024, the fair value of the derivative liability of the March 2023 Notes was $0.4 million and $2.7 million, respectively, and the fair value of the derivative liability of the December 2023 Notes was $0.2 million and $0.3 million, respectively, which are recorded within Debt derivative liability in the condensed consolidated balance sheet. In addition, the Company recorded changes in the fair value of $2.3 million and $0.1 million for the March 2023 Notes and December 2023 Notes, respectively, for the three months ended March 31, 2025, which is recorded in Change in derivative liabilities fair value within the condensed consolidated statement of operations.

NOTE 12 – ACCRUED EXPENSES

Accrued expenses consists of the following:

	March 31, 2025	December 31, 2024
Compensation and incentives	$1,266	$2,400
Professional services	382,132	395,476
Deposits	450,000	450,000
Accrued Interest	1,038,721	1,022,272
Exploration license fees	6,872,908	6,764,428
Total accrued expenses	$8,745,027	$8,634,576

Deposits consist of an earnest money deposit of $0.5 million from CIC. The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been agreed upon or consummated.

NOTE 13 – STOCKHOLDERS’ EQUITY/(DEFICIT)

Stock Purchase Agreement

On December 23, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of Common Stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The SPA further provides the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of Common Stock at a purchase price of $1.10 per share at a subsequent closing to be held on April 30, 2025, or such later date as may be agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA, provided that the subsequent closing date shall not be later than July 31, 2025. Subsequent to March 31, 2025 and through the date of this filing, 1,452,302 additional shares under the SPA had been purchased with a price of $1.10. Further, on April 28, 2025, the Company entered into an amendment to the SPA to modify the subsequent closing date to be held on May 16, 2025, or such later date as may be agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA, provided that the subsequent closing date shall not be later than July 31, 2025.

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

Share-Based Compensation

The Company recorded share-based compensation expense related to our options and restricted stock units of $45,742 and $1.5 million, for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company issued 36,500 shares to one consultant for services provided to the Company.

Options

On March 27, 2025, we granted options to purchase an aggregate of 7,500 shares of Common Stock to one director, which vested immediately upon being granted. The value of the stock options granted was determined using the Black-Scholes-Merton option-pricing model (“BSM”), which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. Expected volatilities are based on the historical volatility of the Company’s stock as well as other companies operating similar businesses. The expected term (in years) is determined using historical data to estimate option exercise patterns. Forfeitures are recognized in compensation expense when they occur. The expected dividend yield is based on the annualized dividend rate over the vesting period. The risk-free interest rate is based on the rate for US Treasury bonds commensurate with the expected term of the granted option.

The Company used the following assumptions for the BSM to determine the fair value of the stock options granted during the three months ended March 31, 2025.

March 27, 2025
Risk free interest rate	4.09%
Expected life (in years)	5
Expected volatility	119%
Expected dividend yield	0%
Grant-date fair value	0.36

Warrants

The following table sets forth a summary of changes in warrants outstanding from December 31, 2024 to March 31, 2025:

		Weighted-Average
	# of Shares	Exercise Price
Balance at December 31, 2024	10,727,387	$2.30
Issued	—	$—
Exercised	—	$—
Cancellation/Expiration	—	$—
Balance at March 31, 2025	10,727,387	$2.30

Refer to Note 10, Fair Value Measurements for changes in fair value during the three months ended March 31, 2025 and 2024.

December 2023 Warrants

In conjunction with the Purchase Agreement on December 1, 2023, as described above, the Company issued December 2023 Notes in the aggregate amount of $3.75 million and related warrants on December 1, 2023, and December 2023 Notes in the aggregate amount of $2.25 million and related warrants on December 28, 2023. Under the terms of the first tranche of December 2023 Warrants, as amended, the holders had the right to purchase an aggregate of up to 1,411,765 shares of our Common Stock at an exercise price of $1.23 per share. Under the terms of the second tranche of December 2023 Warrants, as amended, the holders had the right to purchase an aggregate of up to 211,565 shares of our Common Stock at an exercise price of $2.05 per share. The December 2023 Warrants are exercisable at any time during the three years after issuance, ending on the close of business on December 1, 2026.

March 2023 Warrants

In conjunction with the Purchase Agreement on March 6, 2023, as described above, the Company issued the March 2023 Warrants to purchase up to 3,703,704 shares of our Common Stock. The March 2023 Warrants have an exercise price of $1.10 per share and are exercisable at any time during the three years after issuance, ending on the close of business on March 6, 2026.

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

For both the three months ended March 31, 2025 and 2024, we had two customers, CIC and OML, both of which are related parties (see Note 5, Related Party Transactions), that accounted for 100% of our total revenue. These same two customers accounted for 100% and 23.6% of the total accounts receivable balance as of March 31, 2025 and December 31, 2024, respectively.

As of both March 31, 2025 and December 31, 2024, the Company held cash in financial institutions that were over the federally insured limits. The Company has not incurred losses on these accounts.

NOTE 15 – SALE-LEASEBACK FINANCING OBLIGATIONS

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

ORI was one of Odyssey’s subsidiaries that entered into one of the sale-leaseback financing obligations noted above. As noted in Note 6, Investment in Unconsolidated Entities, Odyssey transferred all of its shares in ORI to OML as part of the Investment in OML. Pursuant to the OML Purchase Agreement, Odyssey is obligated to pay all amounts owed for rent and the repurchase of the marine equipment under the sale-leaseback agreement.

As of March 31, 2025 and December 31, 2024, the carrying values of the financing liabilities were $4.2 million and $4.2 million. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the remainder of 2025 and thereafter are as follows:

Year Ending December 31,	Annual payment obligation
2025	$405,000
2026	540,000
2027	4,710,000
Thereafter	—
$5,655,000

NOTE 16 – SEGMENT REPORTING

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company manages its operations as a single segment for purposes of assessing performance and making decisions. The accounting policies of the segment are those included in Note 2, Summary Of Significant Accounting Policies to the Consolidated Financial Statements included in the 2024 Annual Report on Form 10-K. The Company’s CODM is its President and Chief Operating Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis, using the operating expenses and interest expense, as presented on the face of the income statement, for purposes of making operating decisions, allocating resources, and evaluating financial performance. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Significant expenses regularly reviewed by the CODM are Professional fees, Operations and research, excluding compensation which is reviewed separately and employee compensation. The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net loss, in the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Total revenue	$135,000	$203,064

Less significant expenses:
Professional fees	885,591	567,693
Operations and research (excluding compensation)	403,699	726,283
Compensation:
Salaries and Wages	739,433	878,829
Share-based compensation	45,742	1,462,747
Total Compensation	785,175	2,341,576
Total Significant Expenses	2,074,465	3,635,552
Other segment items (gain)/loss (1)	(1,523,811)	(4,353,456)
Total Significant Expenses and Other Segment Items	$550,654	$(717,904)

Net Income/(Loss)	$(415,654)	$920,968

(1)
Includes other expenses within Marketing, General and Administrative and Operations and Research which are not significant individually or in the aggregate and not included within Significant Expenses above; as well as, Interest income, Interest Expense, Loss on equity method investment, Change in derivative liabilities fair value, and Other, as reported in our condensed consolidated statements of operations.

NOTE 17 – SUBSEQUENT EVENTS

Nasdaq Listing Requirements

On April 4, 2025, the Company was notified by the listing qualifications staff of Nasdaq that the Company complies with Nasdaq Listing Rule 5550(b)(3). The listing qualifications staff had notified the Company on October 30, 2024, that it did not comply with the minimum $2.5 million stockholders’ equity, $35.0 million market value of listed securities, or $500,000 of net income from continuing operations requirements for Nasdaq set forth in Nasdaq Listing Rules 5550(b)(1), 5550(b)(2) and 5550(b)(3). Based on the Company’s Form 10-K for the year ended December 31, 2024, evidencing net income from operations of $6,247,129, the staff has determined that the Company complies with the rules and the matter is now closed.

On May 7, 2025, the Company was notified by the listing qualifications staff of Nasdaq of its determination that the Company had not regained compliance with Nasdaq Listing Rule 5550(a)(2) and was not eligible for a second 180-day period within which to regain compliance. The listing staff further notified the Company that, unless the Company requested an appeal of determination by May 14, 2025, the Company’s securities would be scheduled for delisting from Nasdaq and suspended at the opening of business on May 16, 2025, and that Nasdaq would file a Form 25-NSE with the Securities and Exchange Commission, which would remove the Company’s securities from listing and registration on Nasdaq.

Subsequently, on May 9, 2025, the Company was notified by the listing qualifications staff of Nasdaq that the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2). Because the closing bid price of the Company’s common stock was at $1.00 per share or greater for ten consecutive business days, from April 25 to May 8, 2025, the staff determined that the Company complies with the Rules and this matter is now closed.

Sales of Additional Shares and Amendments to the SPA

Subsequent to March 31, 2025, and through the date of this filing, 1,452,302 additional shares of Common Stock had been purchased under the SPA at $1.10 per share. Further, on April 28, 2025, the Company entered into an amendment to the SPA to modify the subsequent closing date to be held on May 16, 2025, or such later date as may be agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA, provided that the subsequent closing date shall not be later than July 31, 2025.

Warrant Exercises

On April 25, 2025, a holder of March 2023 Warrants exercised warrants purchase 460,000 shares of the Company’s Common Stock at an exercise price of $1.10 per share.

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

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10.0 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for arbitration costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See Note 11, Derivative Financial Instruments - Litigation Financing).

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

Further development of this project is dependent on the characterization of any resources during exploration.

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

In December 2024, we amended the March 2023 Notes (as defined below) and the December 2023 Notes (as defined below) to, among other items, extend the maturity date of our obligations, and add a conversion feature, thereby deferring a material cash need. In addition, on December 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of Common Stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The proceeds of that sale of Common Stock, together with other anticipated cash inflows, is expected to provide sufficient operating funds into the second quarter of 2025. The SPA further provides the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of Common Stock at a purchase price of $1.10 per share at a subsequent closing to be held on April 30, 2025, or such later date as may be agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA, provided that the subsequent closing date shall not be later than July 31, 2025. Subsequent to March 31, 2025, and through the date of this filing, 1,452,302 additional shares of Common Stock has been purchased under the SPA at $1.10 per share. Further, on April 28, 2025, the Company entered into an amendment to the SPA to modify the subsequent closing date to be held on May 16, 2025, or such later date as may be agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA, provided that the subsequent closing date shall not be later than July 31, 2025. That subsequent sale of Common Stock, if exercised by the investors under the SPA, is expected to provide sufficient operating funds through at least the fourth quarter of 2025.

Our consolidated non-restricted cash balance at March 31, 2025 was $2.5 million. We have a working capital deficit at March 31, 2025 of $20.0 million. The total consolidated book value of our assets was approximately $15.8 million at March 31, 2025, which includes cash of $2.5 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest thousands and therefore do not necessarily sum in columns or rows. For more detail refer to the Financial Statements in Part I, Item 1.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three months ended March 31,		Change
Increase/(Decrease) (in thousands)	2025	2024	$	%

Total revenue	$135	$203	$(68)	(33.5)%
Marketing, general and administrative	1,788	4,035	$(2,247)	(55.7)%
Operations and research	572	886	$(314)	(35.4)%
Total operating expenses	2,361	4,920	$(2,559)	(52.0)%
Total other income / (expense)	1,810	5,638	$(3,828)	(67.9)%
Net Income / (Loss)	(416)	921	$(1,337)	(145.2)%
Net loss attributable to non-controlling interest	2,657	2,577	$80	3.1%
Net income (loss) attributable to Odyssey Marine Exploration, Inc.	$2,242	$3,498	$(1,256)	(35.9)%

Revenue

Total revenue for the three months ended March 31, 2025 was $0.1 million, a decrease of $68,000 as compared to $0.2 million for the three months ended March 31, 2024. We do not consider the fluctuation period over period to be significant.

One company to which we provided these services in both periods is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an interest in the company (see Note 5, Related Party Transactions). In addition, during the three months ended March 31, 2025 and 2024, we also provided services to OML, which is also a related party that we account for under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses for the three months ended March 31, 2025 were $1.8 million, a decrease of $2.2 million as compared to the three months ended March 31, 2024. The decrease primarily resulted from a decrease of $0.8 million in professional services primarily attributable to audit and consulting fees and a decrease of $1.4 million in non-cash share-based compensation expense.

Operations and research expenses for the three months ended March 31, 2025 were $0.6 million, a decrease of $0.3 million as compared to $0.9 million for the three months ended March 31, 2024. The decrease is primarily as a result of a $0.6 million decrease in licenses and permits, offset by a $0.3 million increase in other professional fees.

Total Other Income and Expense

Total other income/expense was a $1.8 million income and a $5.6 million income for the three months ended March 31, 2025 and 2024, respectively, resulting in a net decrease of $3.8 million.

The decreased income was attributable to: (i) $4.6 million decrease in the change in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, litigation financing liability, and debt conversion embedded derivatives, which were offset by (x) $0.6 million decrease in interest expense, which includes debt discount amortization; (y) $0.1 million of a decrease in the loss on equity method investment, and (z) $61,081 in increased interest income.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any taxes in either period ending three months ended March 31, 2025 or 2024.

Non-Controlling Interest

The non-controlling interest adjustment in the three months ended March 31, 2025 was $2.7 million as compared to $2.6 million for the three months ended March 31, 2024. The substance of these amounts is primarily due to the increase in permits and other standard operating costs. We do not consider the fluctuation period over period to be significant.

Liquidity and Capital Resources

Discussion of Cash Flows

	Three months ended March 31,
(in thousands)	2025	2024

Summary of Cash Flows:
Net Cash Provided By (Used In) Operating Activities	$(1,955)	$(1,669)
Net Cash Provided By (Used In) Investing Activities	—	(104)
Net Cash Provided By (Used In) Financing Activities	(377)	(171)
Net Increase/(Decrease) In Cash	$(2,332)	$(1,944)
Cash At Beginning Of Period	4,792	4,022
Cash At End Of Period	$2,460	$2,078

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $2.0 million, compared to cash used of $1.7 million for the three months ended March 31, 2024.

The net cash used in operating activities for the three months ended March 31, 2025 reflected a net loss before non-controlling interest of $0.4 million. Cash provided by operating activities was adjusted primarily by non-cash items of $1.4 million, including: (i) $3.2 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, litigation financing liability and the debt conversion embedded derivatives, (ii) the amortization of deferred discount $0.4 million, (iii) note payable accretion of $0.5 million, (iv) share-based compensation of $45,742, and (v) $0.5 million of PIK interest. Other operating activities resulted in an increase in working capital of $0.1 million. This $0.1 million increase includes a $0.4 million increase to accrued expenses, predominantly related to our NAFTA arbitration, offset by decreases of $0.2 million in receivable and $0.1 million in other assets.

The net cash used in operating activities for the three months ended March 31, 2024 reflected a net income before non-controlling interest of $0.9 million and was adjusted primarily by non-cash items of $4.2 million, which primarily includes (i) share-based compensation of $1.5 million, (ii) amortization of debt discount of $1.0 million, (iii) note payable accretion of $0.4 million, (iv) PIK interest of $0.4 million, (v) loss on equity investment of $0.2 million, (vi) $0.2 million of directors’ compensation settled with share-based instruments, and (vii) amortization of finance liability of $66,939, offset by a gain on changes in our fair valued instruments of $7.9 million and investments in our unconsolidated entities of $0.2 million. Other operating activities resulted in an decrease in working capital of $1.6 million. This $1.6 million decrease includes primarily decreases of $1.0 million in accounts payable, $0.6 million in accrued expenses and other, and $0.2 million in other assets.

Investing Activities

There were no cash flows used in or provided by investing activities for the three months ended March 31, 2025. Cash flows used in investing activities for the three months ended March 31, 2024 consisted of $0.1 million of purchases of property and equipment.

Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2025 were $0.4 million, consisting primarily of $0.2 million of debt obligation payments, $0.1 million payments on sale-leaseback financing and $89,315 of offering costs paid on financings.

Cash flows used in financing activities for the three months ended March 31, 2024 was $0.2 million, consisting primarily of $0.2 million of debt obligation payments.

Other Cash Flow and Equity Areas

General Discussion

At March 31, 2025, we had cash and cash equivalents of $2.5 million, a decrease of $2.3 million from the December 31, 2024 balance of $4.8 million. Financial debt of the company was $23.8 million and $22.9 million at March 31, 2025 and December 31, 2024, respectively.

Financings

The Company’s consolidated loans payable consisted of the following carrying values at:

	March 31, 2025	December 31, 2024
March 2023 Note	$13,465,261	$13,101,995
December 2023 Note	6,731,774	6,550,164
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	312,559	465,138
Finance liability (Note 15)	4,234,924	4,210,604
Total Loans payable	$25,378,527	$24,961,910
Less: Unamortized deferred lender fee	(124,054)	(119,530)
Less: Unamortized debt discount	(1,491,271)	(1,906,850)
Total Loans payable, net	$23,763,202	$22,935,530
Less: Current portion of loans payable	(13,625,993)	(13,084,379)
Loans payable—long term	$10,137,209	$9,851,151

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

On January 30, 2024, the March 2023 Warrants were amended to add a cashless exercise provision. Due to that amendment, the Company determined that the March 2023 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, starting on January 30, 2024, the March 2023 Warrants are recognized as a derivative liability, which was initially measured at fair value and any subsequent changes in fair value are recognized in earnings in the period incurred.

On September 5, 2024, the Company entered into amendments of the March 2023 Note with the holders thereof pursuant to which the maturity date of the March 2023 Note was extended from September 6, 2024 to December 6, 2024. In connection with the amendments, the Company repaid an aggregate amount of $3.0 million of the principal outstanding on September 6, 2024.

On December 20, 2024, the Company and the holders of the March 2023 Securities entered into an Amendment to Note and Warrant Purchase Agreement (the “March 2023 NWPA Amendment”) pursuant to which the March 2023 Purchase Agreement was amended to, among other things, (a) add certain covenants, including a requirement for the Company to maintain a minimum liquidity level, and modify certain existing covenants, (b) add related events of default, and (c) provide that the Company’s obligations under the March 2023 Purchase Agreement, the March 2023 Notes, and related documents are guaranteed by specified subsidiaries of the Company.

In connection with the March 2023 NWPA Amendment, the Company issued to each of the holders of the March 2023 Securities an Amended and Restated Convertible Promissory Note (the “March 2023 AR Notes”), and the Company and such holders entered into amendments (the “March 2023 Warrant Amendments”) to the March 2023 Warrants. The March 2023 Notes were modified by the March 2023 AR Notes to, among other things, (a) extend the maturity date to June 30, 2025, and, subject to an amendment of the Company’s December 2023 Notes (as defined below), to December 31, 2025, (b) add a conversion feature pursuant to which the holders have the right to convert the indebtedness under the March 2023 AR Notes into shares of the Company’s common stock at a conversion rate equal to 75% of the 30-day volume weighted average price of the Company’s common stock, provided that the conversion rate will not be less than $1.10 or greater than $2.20. The March 2023 AR Notes include limitations on the holders’ right to exercise the conversion feature, including customary limitations intended to ensure compliance with the rules of the Nasdaq Capital Market (“Nasdaq”) and a provision that provides the Company with the right to settle any exercise of the conversion feature in cash rather than by issuing shares of Common Stock. The condition relating to amendment of the December 2023 Notes was also satisfied on December 20, 2024, such that the maturity date of the March 2023 AR Notes is currently December 31, 2025.

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

The change in fair value of the March 2023 Warrants for the three months ended March 31, 2025 and 2024 was a decrease of $1.0 million and a decrease of $2.5 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at March 31, 2025 and December 31, 2024 was $0.9 million and $1.9, respectively.

For the three months ended March 31, 2025 and 2024, we incurred $0.4 million and $0.6 million, respectively, of interest expense from the amortization of the debt discount and $27,386 and $16,268, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $12.3 million and $11.6 million as of March 31, 2025 and December 31, 2024, respectively, which includes interest Paid In Kind (“PIK”) of $0.4 million and $1.2 million, respectively, and was net of unamortized debt fees of $82,760 and $0.1 million, net of unamortized debt discount of $1.1 million and $1.5 million, respectively, associated with the fair value of the warrant. The total face value of this obligation on March 31, 2025 and December 31, 2024, was $13.5 million and $13.1 million, respectively. The current interest rate of the March 2023 Notes was 11.0%.

At March 31, 2025 and December 31, 2024, the debt instrument amounted to $13.5 million and $13.1 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $0.4 million and $2.7 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

On January 31, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents to implement the Company’s post-closing obligations under the December 2024 amendment to the March 2023 Note Purchase Agreement. The amendments included (a) an amendment to the security agreement securing the March 2023 Notes, pursuant to which, among other things, the Company granted a second-priority security interest in the collateral securing the December 2023 Notes; (b) a second amendment to the December 2023 Note Purchase Agreement pursuant to which, among other things, the holders of the December 2023 Notes agreed to the second-priority security interest in the collateral securing the December 2023 Notes; and (c) an intercreditor agreement with the collateral agents for the March 2023 Notes and the December 2023 Notes (the “Collateral Agents”) addressing the relative interests between them with respect to the shared collateral.

On February 25, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents in furtherance of the Company’s post-closing obligations under the December 2024 amendment to the March 2023 Note Purchase Agreement and the January 2025 amendment to the December 2023 Note Purchase Agreement. The amendments included (a) a second amendment to the March 2023 Note Purchase Agreement pursuant to which, among other things, the holders of the March 2023 Notes agreed to a second-priority security interest in certain of the collateral securing the March 2023 Notes; (b) a third amendment to the December 2023 Note Purchase Agreement to address the grant of security interests in additional collateral; (c) an amendment to the security agreement securing the December 2023 Notes, pursuant to which, among other things, the Company granted a second-priority security interest in the collateral securing the March 2023 Notes; and (d) an amended and restated intercreditor agreement with the Collateral Agents addressing the relative interests between them with respect to the shared collateral.

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

The change in fair value of the December 2023 Warrants for the three months ended March 31, 2025 and 2024 was a decrease of $0.4 million and a decrease of $0.1 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at March 31, 2025 and December 31, 2024 was $0.4 million and $0.8 million, respectively.

For the three months ended March 31, 2025 and 2024, we recorded $0.1 million and $0.4 million, respectively, of interest expense from the amortization of the debt discount and $10,154 and $10,877, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $6.3 million and $6.0 million as of March 31, 2025 and December 31, 2024, and was net of unamortized debt fees of $41,294 and $29,710, respectively, net of unamortized debt discount of $0.4 million and $0.5 million, respectively, associated with the fair value of the warrants. The total face value of this obligation at March 31, 2025 and December 31, 2024, was $6.7 million and $6.6 million, respectively. The current interest rate of the December 2023 Notes was 11.0%.

At March 31, 2025 and December 31, 2024, the debt instrument amounted to $6.7 million and $6.6 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $0.2 million and $0.3 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

As discussed above, on January 31, 2025 and February 25, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents to implement and in furtherance of the Company’s post-closing obligations under the December 2024 amendment to the March 2023 Note Purchase Agreement.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates since December 31, 2024.

New Accounting Pronouncements

Refer to Note 2, Summary Of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in this quarterly report.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2025, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

Notwithstanding the material weakness in our internal control over financial reporting, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with US GAAP.

Material Weakness in Internal Control over Financial Reporting

As of December 31, 2023, we had identified a material weakness in our internal control over financial reporting, relating to the appropriate review of accounting positions for certain significant transactions. Specifically, (a) the Company did not have sufficient resources with the adequate technical skills to identify and evaluate specific accounting positions and conclusions, and

(b) the Company had inadequate processes and controls to ensure appropriate level of precision of review related to our financial statement footnote disclosures.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weakness described above, there were no changes during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company may be subject to a variety of claims or suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

ITEM 1A. Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Investors should consider such risk factors prior to making an investment decision with respect to the Company’s securities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: May 12, 2025	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer