Form 10-Q
period 2025-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2025-08-19
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value (“Common Stock”), as of August 14, 2025 was 45,190,598.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,551,429	$4,791,743
Accounts and other related party receivables	67,316	285,764
Other current assets	412,462	683,626
Total current assets	4,031,207	5,761,133

NON-CURRENT ASSETS
Investment in unconsolidated entities	9,837,828	9,885,779
Option to purchase equity securities in related party	352,180	455,416
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	495,303	534,016
Other non-current assets	34,295	34,295
Total non-current assets	12,540,857	12,730,757
Total assets	$16,572,064	$18,491,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$692,982	$748,403
Accrued expenses	9,471,587	8,634,576
Loans payable, current portion	20,801,906	13,084,379
Total current liabilities	30,966,475	22,467,358

Loans payable	3,871,986	9,851,151
Debt derivative liabilities	3,604,000	3,052,000
Warrant liabilities	8,573,315	4,798,759
Litigation financing	59,470,022	56,950,377
Deferred contract liability	352,180	455,416
Total liabilities	106,837,978	97,575,061

Commitments and contingencies (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.0001 par value; 24,984,166 shares authorized; none issued and outstanding	—	—
Common stock – $0.0001 par value; 75,000,000 shares authorized; 32,484,832 and 28,825,333 issued and outstanding	3,249	2,883
Additional paid-in capital	240,235,734	264,191,579
Accumulated deficit	(293,045,416)	(280,439,023)
Total stockholders’ deficit before non-controlling interest	(52,806,433)	(16,244,561)
Non-controlling interest	(37,459,481)	(62,838,610)
Total stockholders’ deficit	(90,265,914)	(79,083,171)
Total liabilities and stockholders’ deficit	$16,572,064	$18,491,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Marine services	$135,000	$179,821	$270,000	$382,885
Operating and other	—	35,744	—	35,744
Total revenue	135,000	215,565	270,000	418,629

OPERATING EXPENSES
Marketing, general and administrative	3,812,744	2,204,852	5,601,084	6,239,379
Operations and research	697,566	1,026,715	1,269,875	1,912,382
Total operating expenses	4,510,310	3,231,567	6,870,959	8,151,761
LOSS FROM OPERATIONS	(4,375,310)	(3,016,002)	(6,600,959)	(7,733,132)

OTHER INCOME (EXPENSE)
Interest income	45,267	7,314	106,757	7,723
Interest expense	(1,249,410)	(1,833,773)	(2,431,698)	(3,653,767)
Loss on equity method investment	(249,244)	(133,419)	(318,108)	(347,365)
Change in derivative liabilities fair value	(10,684,824)	(8,925,464)	(7,461,886)	(1,070,562)
Residual economic interest in shipwreck	—	9,400,000	—	9,400,000
Other	(625,976)	772,617	(849,257)	589,344
Total other (expense) income	(12,764,187)	(712,725)	(10,954,192)	4,925,373
LOSS BEFORE INCOME TAXES	(17,139,497)	(3,728,727)	(17,555,151)	(2,807,759)

Income tax benefit	—	—	—	—
NET LOSS	(17,139,497)	(3,728,727)	(17,555,151)	(2,807,759)
Net loss attributable to non-controlling interest	2,291,534	2,201,624	4,948,758	4,778,680
NET (LOSS) INCOME attributable to Odyssey Marine Exploration, Inc.	$(14,847,963)	$(1,527,103)	$(12,606,393)	$1,970,921

NET (LOSS) INCOME PER SHARE
Basic	$(0.48)	$(0.07)	$(0.42)	$0.10
Diluted	$(0.48)	$(0.07)	$(0.42)	$0.03
Weighted average number of common shares outstanding:
Basic	30,750,588	20,481,072	29,931,163	20,453,503
Diluted	30,750,588	20,481,072	29,931,163	26,362,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT – Unaudited

	Three Months Ended June 30, 2025
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at March 31, 2025	29,161,833	$2,917	$264,246,813	$(278,197,453)	$(65,495,834)	$(79,443,557)
Share-based compensation	—	—	45,742	—	—	45,742
Consultant compensation paid in stock	225,000	22	51,617	—	—	51,639
Director compensation paid in stock	36,404	4	14,580	—	—	14,584
Equity Exchange in connection with Mexican Corporate Transactions	—	—	2,229,557	—	—	2,229,557
Changes in ownership interest in a subsidiary			(30,327,887)		30,327,887	—
Common stock issued for warrants exercised	460,000	46	1,121,639	—	—	1,121,685
Common stock issued in connection with Securities Purchase Agreement, net of equity issuance costs	2,601,595	260	2,853,673	—	—	2,853,933
Net loss	—	—	—	(14,847,963)	(2,291,534)	(17,139,497)
Balance at June 30, 2025	32,484,832	$3,249	$240,235,734	$(293,045,416)	$(37,459,481)	$(90,265,914)

	Three Months Ended June 30, 2024
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at March 31, 2024	20,428,173	$2,043	$257,542,998	$(292,598,933)	$(56,004,861)	$(91,058,753)
Share-based compensation	—	—	101,785	—	—	101,785
Director fees settled with stock options	2,953	—	11,250	—	—	11,250
Common stock issued for convertible debt conversion	55,000	6	327,382	—	—	327,388
Common stock issued and exchanged with related party	104,518	10	429,558	—	—	429,568
Net loss	—	—	—	(1,527,103)	(2,201,624)	(3,728,727)
Balance at June 30, 2024	20,590,644	$2,059	$258,412,973	$(294,126,036)	$(58,206,485)	$(93,917,489)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT – Unaudited

(Continued)

	Six Months Ended June 30, 2025
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at December 31, 2024	28,825,333	$2,883	$264,191,579	$(280,439,023)	$(62,838,610)	$(79,083,171)
Share-based compensation	—	—	91,484	—	—	91,484
Consultant compensation paid in stock	261,500	26	147,754	—	—	147,780
Director compensation paid in stock	36,404	4	17,280	—	—	17,284
Equity Exchange in connection with Mexican Corporate Transactions	—	—	2,229,557	—	—	2,229,557
Changes in ownership interest in a subsidiary			(30,327,887)		30,327,887	—
Common stock issued for warrants exercised	460,000	46	1,121,639	—	—	1,121,685
Common stock issued in connection with Securities Purchase Agreement, net of equity issuance costs	2,901,595	290	2,764,328	—	—	2,764,618
Net loss	—	—	—	(12,606,393)	(4,948,758)	(17,555,151)
Balance at June 30, 2025	32,484,832	$3,249	$240,235,734	$(293,045,416)	$(37,459,481)	$(90,265,914)

	Six Months Ended June 30, 2024
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at December 31, 2023	20,420,896	$2,042	$263,616,186	$(296,096,957)	$(53,427,805)	$(85,906,534)
Share-based compensation	7,277	1	1,564,532	—	—	1,564,533
Cancellation of stock awards for payment of withholding tax requirements	—	—	(16,398)	—	—	(16,398)
Director compensation paid in share-based instruments	2,953	—	246,150	—	—	246,150
Fair value of warrants classified as liabilities	—	—	(7,754,438)	—	—	(7,754,438)
Common stock issued for convertible debt conversion	55,000	6	327,382	—	—	327,388
Common stock issued and exchanged with related party	104,518	10	429,559	—	—	429,569
Net income (loss)	—	—	—	1,970,921	(4,778,680)	(2,807,759)
Balance at June 30, 2024	20,590,644	$2,059	$258,412,973	$(294,126,036)	$(58,206,485)	$(93,917,489)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,555,151)	$(2,807,759)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Services provided to unconsolidated entities	(270,000)	(382,885)
Depreciation	38,713	36,766
Financing fees amortization	74,893	54,290
Amortization of finance liability	321,382	45,512
Amortization of deferred discount	876,293	2,029,298
Note payable interest accretion	1,116,730	1,184,785
Note interest paid-in-kind (“PIK”)	1,092,686	1,034,102
Right-of-use (“ROU”) asset amortization	—	96,512
Share-based compensation	91,484	1,564,532
Director and consultant compensation paid in stock	165,064	246,150
Loss on equity method investment	318,108	347,365
Exchange in connection with Mexican Corporate Transactions	2,229,557	—
Change in fair value of derivative liabilities	7,461,886	1,070,562
Changes in operating assets and liabilities:
Accounts receivable and other related party receivables	218,448	(32,065)
Changes in operating lease liability	—	(102,561)
Other assets	271,164	352,475
Accounts payable	(104,859)	(30,245)
Accrued expenses and other	(279,720)	(741,073)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,933,322)	3,965,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(84,350)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(84,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock-based awards withheld for payment of withholding tax requirements	—	(16,398)
Equity issuance costs	(97,135)	—
Payment of debt obligations	(307,611)	(310,737)
Proceeds from warrants exercised	506,000	—
Proceeds from issuance of common stock	2,861,754	—
Payment on sale leaseback financing	(270,000)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,693,008	(327,135)

NET (DECREASE) INCREASE IN CASH	(1,240,314)	3,554,276
CASH AT BEGINNING OF PERIOD	4,791,743	4,021,720
CASH AT END OF PERIOD	$3,551,429	$7,575,996

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$399,465
Director and consultant compensation paid in stock	$165,064	$246,150

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Fair value adjustment of exercised warrants	$615,685	$—
Changes in ownership interest in a subsidiary	$30,327,887	$—
Warrants reclassification from Equity to Liability classification	$—	$7,754,438

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of these interim condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year.

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

Our consolidated non-restricted cash balance at June 30, 2025 was $3.6 million. We have a working capital deficit at June 30, 2025 of $26.9 million. The total consolidated book value of our assets was approximately $16.6 million at June 30, 2025, which includes cash of $3.6 million.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, both domestic and international. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant intercompany and intracompany transactions and balances have been eliminated. The portion of the consolidated subsidiaries not owned by the Company and any related activity is eliminated through non-controlling interests in the condensed consolidated balance sheets and net income or loss attributable to redeemable non-controlling interests in the condensed consolidated statements of operations. The results of operations attributable to the non-controlling interest are presented within equity and net income or loss and are shown separately from the Company’s equity and net income attributable to the Company. Some of the existing intercompany balances, which are eliminated upon consolidation, include features allowing the liabilities of Exploraciones Oceánicas S. de R.L. de CV (“ExO”) and Oceanica Resources, S. de R.L. (“Oceanica”), majority-owned subsidiaries of the Company, to be converted into additional equity of a subsidiary, which, if exercised, could increase the Company’s direct or indirect interest in the non-wholly owned subsidiaries. During the second quarter of 2025, the Company converted these intercompany balances into equity interests of Oceánica Resources México, S. de R.L. de C.V., a Mexican company (“ORM”). Refer to Note 7 – Joint Venture for additional information.

Use of Estimates

Management used estimates and assumptions in preparing these condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Actual results could vary from the estimates that were used.

Bismarck Exploration License

The Company follows the guidance pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, in accounting for the exploration license held by Bismarck Mining Corporation, Ltd., (the “Bismarck Exploration License”). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The Company was notified in November 2023 that the 2022 exploration license renewal application was approved. The most recent renewal application was submitted in July 2024, and we expect to receive a response by September 30, 2025. Until renewal is received, the exploration license will continue in force over the area covered by the application until the determination of the application pursuant to applicable law. The Bismarck Exploration License is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. We test the Bismarck Exploration License for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance in ASC 350. We did not have any impairment indicators for the three and six months ended June 30, 2025 and 2024.

Investment in Unconsolidated Entities

As discussed in Note 6 – Investment in Unconsolidated Entities, the Company has cost basis method investments and equity method investments with related parties. As of June 30, 2025 and December 31, 2024, there were no variable interest entities (“VIEs”) for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually, or earlier if a triggering event is observed.

Refer to Note 7 – Joint Venture, for details on the Company’s joint venture with Capital Latinoamericano, S.A. de C.V. (“CapLat”) and certain affiliates of the Company.

Long-Lived Assets

We did not have any impairment indicators related to long-lived assets for the three and six months ended June 30, 2025 and 2024.

Earnings Per Share (“EPS”)

Basic EPS has been computed pursuant to ASC 260, Earnings Per Share, and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options, restricted stock units and warrants and use the if-converted method to compute potential common shares from preferred stock, convertible notes or other convertible securities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Average market price during the period	$0.91	$4.29	$0.71	$4.37
Option awards	2,159,574	1,529,824	2,159,574	1,000,722
Unvested restricted stock awards	—	10,087	—	—
SPA written call options	4,618,546	—	4,618,546	—
Convertible notes	18,858,952	341,776	18,858,952	147,134
Common Stock Warrant related	10,267,387	10,923,525	10,267,387	1,819,472
Put Options	—	3,871,880	3,871,880	—
Equity exchange rights in connection with Mexican Corporate Transactions	1,841,132	—	1,841,132	—

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net (loss) income attributable to Odyssey Marine Exploration, Inc.	$(14,847,963)	$(1,527,103)	$(12,606,393)	$1,970,921
Numerator:
Basic net (loss) income available to stockholders	$(14,847,963)	$(1,527,103)	$(12,606,393)	$1,970,921
Fair value change of debt instruments	—	—	—	(243,253)
Fair value change of warrants	—	—	—	(682,667)
Fair value change of convertible debt	—	—	—	(354,411)
Diluted net (loss) income available to stockholders	$(14,847,963)	$(1,527,103)	$(12,606,393)	$690,590

Denominator:
Weighted average common shares outstanding – Basic	30,750,588	20,481,072	29,931,163	20,453,503
Dilutive effect of options	—	—	—	69,816
Dilutive effect of other derivative instruments	—	—	—	3,871,880
Dilutive effect of warrants	—	—	—	1,777,412
Dilutive effect of convertible debt instruments	—	—	—	189,502
Weighted average common shares outstanding – Diluted	30,750,588	20,481,072	29,931,163	26,362,113

Net (loss) income per share:
Basic	$(0.48)	$(0.07)	$(0.42)	$0.10
Diluted	$(0.48)	$(0.07)	$(0.42)	$0.03

Segment Reporting

We evaluate the products and services that produce our revenue and the geographical regions in which we operate to determine reportable segments in accordance with ASC 280, Segment Reporting. Based on that evaluation, we have determined that we have only one operating segment.

See Note 17 – Segment Reporting, for further discussion related to the segment information.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance in ASU 2025-05 provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE AND OTHER RELATED PARTY RECEIVABLES, NET

Our accounts receivable consist of the following:

	June 30, 2025	December 31, 2024
Related party (Note 5)	$67,316	$67,320
Other	—	218,444
Total accounts receivable and other, net	$67,316	$285,764

NOTE 4 – OTHER CURRENT ASSETS

Our other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid assets	$248,813	$564,930
Other	128,574	83,430
Deposits	35,075	35,266
Total other current assets	$412,462	$683,626

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 5 – RELATED PARTY TRANSACTIONS

CIC Limited

The Company provides services to and owns approximately 14.2% of the equity interests in CIC Limited (“CIC”), a deep-sea mineral exploration company. The Company’s lead director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.9% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules, and Odyssey’s board of directors has formed a special committee of disinterested directors to address any matters relating to CIC. The Company provided services to CIC in accordance with the terms of a Services Agreement pursuant to which Odyssey provides certain back-office services to CIC in exchange for a recurring monthly fee, as well as other deep-sea mineral related services on a cost-plus profit basis and is compensated for these services with a combination of cash and equity in CIC. The Services Agreement expired by its terms on August 1, 2025, and any future services provided to CIC are expected to be compensated on a cash basis unless the parties agree to an alternative form of consideration for payment in a new services agreement.

We invoiced CIC for technical services a total of $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, which are recorded in Marine services in our condensed consolidated statements of operations. The Company was paid in equity of CIC for its services. In addition, the Company had the option to accept equity in lieu of cash for payment of cash expenditures due from CIC. The Company opted not to accept equity from CIC in lieu of cash for its cash expenditures.

Ocean Minerals, LLC

The Company provides services to Ocean Minerals, LLC (“OML”), a deep-sea mineral exploration company in which we hold approximately 7.0% of the equity interests (see Note 6 – Investment in Unconsolidated Entities). The Company provides these services to OML pursuant to the Contribution Agreement (defined below) that provides for deep-sea mineral related services on a cost-plus profit basis, and the Company will be compensated for these services with equity in OML.

During the three months ended June 30, 2025 and 2024, we invoiced OML for technical services a total of $22,500 and $50,780, respectively, and $45,000 and $0.1 million for the six months ended June 30, 2025 and 2024, respectively, which are recorded in Marine services in our condensed consolidated statements of operations.

ORM, Oceanica and ExO

Joint Venture and Mexican Corporate Transactions

As described in more detail in Note 7 – Joint Venture, the Company formed Phosagmex, S.A.P.I. de C.V. (“Phosagmex”) on June 4, 2025, as the joint venture entity contemplated by the JV Agreement (as defined below). In connection with this joint venture formation, Oceánica Resources México, S. de R.L. de C.V. (“ORM”), a newly formed subsidiary of the Company, became a 50%

shareholder of Phosagmex, and the Company entered into a series of agreements and transactions to implement the joint venture, which are detailed below and are collectively referred to as the “Mexican Corporate Transactions.”

Debt Conversion

Odyssey and its subsidiary Oceanica Marine Operations Limited (“OMO”) previously held three notes (the “Oceanica-ExO Notes”) issued and/or guaranteed by two of the Company’s majority-owned subsidiaries (ExO and Oceanica) in the aggregate principal amount of approximately $23.0 million, which was advanced to ExO and Oceanica to fund working capital, exploration and legal expenses. The Oceanica-ExO Notes accrue interest at 18% per annum. Pursuant to each of the Oceanica-ExO Notes, the holder had the right at any time to convert all or any of the outstanding principal amount of the note and any accrued and unpaid interest into units of equity interests in Oceanica (“Oceanica Quotas”). If the holder elected to convert the debt, then the number of Oceanica Quotas the holder was entitled to receive equaled the quotient determined by dividing the amount of the obligations converted by the applicable conversion price, $2.75, as stated in the note agreements.

In addition, Odyssey had funded a litigation funding waiver fee in the amount of $1.0 million and certain legal and administrative expenses relating to the North American Free Trade Agreement (“NAFTA”) arbitration case in the amount of $1.6 million for the benefit of the ExO project and Oceanica’s members (the “Arbitration Expenses” and, together with the Oceanica-ExO Notes, the “Oceanica-ExO Indebtedness”).

As of December 31, 2024, the aggregate outstanding amount, including accrued interest, of the Oceanica-ExO Notes was approximately $124.9 million, and the aggregate receivable pursuant to the management and services agreement was approximately $1.5 million. As of June 10, 2025, the aggregate balance of the Oceanica-ExO Notes, including accrued and unpaid interest, was $135.1 million and the aggregate Arbitration Expenses balance was approximately $2.6 million. On June 10, 2025, the Company converted the total Oceanica-ExO Indebtedness in the amount of $137.7 million into Oceanica Quotas.

The Company concluded that Oceanica would record an equity contribution to reflect the difference between the reacquisition price of the Oceanica-ExO Indebtedness and the net carrying amount of the Oceanica-ExO Indebtedness, and the ownership of minority interest holders of Oceanica would be adjusted to reflect the increase in Odyssey’s ownership of Oceanica. No party will record a gain or loss as this is an extinguishment of debt between related parties.

Oceanica Equity Exchange Agreements

Administrators and officers (the “Subsidiary D&Os”) of Oceanica and ExO received or accrued the right to receive an aggregate of 1,911,666 member interests of Oceanica (the “Compensation Quotas”) as compensation for their services in those roles over several years. Odyssey and each of the Subsidiary D&Os entered into an Equity Exchange Agreement (collectively, the “Oceanica Equity Exchange Agreements”) on June 27, 2025, whereby the Subsidiary D&Os assigned the Compensation Quotas to Odyssey in exchange for shares of Odyssey’s common stock. This exchange resulted in the transfer of the Subsidiary D&Os’ interests in Oceanica (via the Compensation Quotas) to Odyssey in exchange for shares of Odyssey’s common stock. Accordingly, Odyssey is obligated to issue an aggregate of 1,841,137 shares of its common stock to the Subsidiary D&Os pursuant to the Oceanica Equity Exchange Agreements. Pursuant to the Oceanica Equity Exchange Agreements, the shares are contractually restricted, and will not be legally issued until the earlier to occur of (i) the fifth anniversary of the exchange or (ii) the date on which the environmental impact statement (the “MIA”) or certain other approvals are obtained by Phosagmex or ExO. The Subsidiary D&Os include current directors and named executive officers of Odyssey, including Mark Justh, Mark Gordon and John Longley, who exchanged their Compensation Quotas for an aggregate of 914,950 shares of Odyssey’s common stock.

ORM Subscription

In June 2025, the Company exchanged its equity interests in Oceanica, including the Oceanica Quotas and the Compensation Quotas, for a subscription in membership interests of ORM, pursuant to which the Company holds approximately 78.3% of the membership interests of ORM as of June 30, 2025. As a result of the ORM subscription by the Company and other equity holders of Oceanica, ORM holds approximately 90% of the member interests of Oceanica.

ExO Concession Rights

In June 2025, in accordance with the JV Agreement, Oceanica caused ExO to enter into an agreement to assign its legal rights to specified mining concessions held by ExO to Phosagmex subject to the condition that the concessions are reinstated. Refer to Note 7 – Joint Venture for further information.

Certain Stockholders

We have entered into financing transactions with certain stockholders that beneficially own more than five percent of our outstanding Common Stock as of June 30, 2025:

•
FourWorld Capital Management LLC (“FourWorld”) beneficially owns approximately 5.10% of our Common Stock.
•
Funds managed by Two Seas Capital LP (“Two Seas”) own approximately 9.5% of our Common Stock.
•
Capital Latinoamericano, S.A. de C.V. (“CapLat”) beneficially owns approximately 11.64% of our Common Stock.

2022 Equity Transaction

On June 10, 2022, we completed the 2022 Equity Transaction, pursuant to which we issued the 2022 Warrants (as defined below). As of June 30, 2025, FourWorld and Two Seas held 2022 Warrants to purchase 205,628 shares of our Common Stock and 447,761 shares of our Common Stock, respectively, at an exercise price of $3.35 per share.

March 2023 Note Purchase Agreement

On March 6, 2023, we entered into the March 2023 Note Purchase Agreement (as defined below), pursuant to which we issued the March 2023 Note and the March 2023 Warrants (each as defined below). FourWorld and Two Seas each purchased portions of the March 2023 Note and March 2023 Warrants. Principal and interest payments during the three and six months ended June 30, 2025 and 2024 were as detailed below.

•
FourWorld:
o
Interest expense for the March 2023 Note held by FourWorld amounted to $29,338 and $33,282 for the three months ended June 30, 2025 and 2024, respectively, and $57,588 and $65,676 for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, $56,348 of interest expense was capitalized to principal as paid-in-kind and none was paid in cash. During the six months ended June 30, 2024, $32,394 of interest expense was capitalized to principal on April 1, 2024 as paid-in-kind and $33,282 was paid in cash. There were no cash principal payments made during the six months ended June 30, 2025.
o
As of June 30, 2025, FourWorld held March 2023 Warrants to purchase 285,715 shares of our Common Stock at an exercise price of $1.10 per share.
•
Two Seas:
o
Interest expense for the March 2023 Note held by Two Seas amounted to $73,999 and $83,946 for the three months ended June 30, 2025 and 2024, respectively, and $145,252 and $165,651 for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, $71,253 was capitalized to principal as paid-in-kind and none was paid in cash. During the six months ended June 30, 2024, $81,705 was capitalized to principal on April 1, 2024 as paid-in-kind and $83,946 was paid in cash. There were no cash principal payments made during the six months ended June 30, 2025.
o
In April 2025, Two Seas exercised March 2023 Warrants to purchase 460,000 shares of our Common Stock at an exercise price of $1.10 per share. As of June 30, 2025, Two Seas held March 2023 Warrants to purchase 267,514 shares of our Common Stock at an exercise price of $1.10 per share.

December 2023 Note Purchase Agreement

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement (as defined below), pursuant to which we issued the December 2023 Note and the December 2023 Warrants (each as defined below). FourWorld and Two Seas each purchased portions of the December 2023 Note and December 2023 Warrants. Principal and interest payments during the three and six months ended June 30, 2025 and 2024 were as detailed below.

•
FourWorld:
o
Interest expense for the December 2023 Notes held by FourWorld amounted to $15,850 and $14,220 for the three months ended June 30, 2025 and 2024, respectively, and $31,112 and $28,060 for the six months ended June 30, 2025 and 2024, respectively, which was accrued as of June 30, 2025. During the six months ended June 30, 2025 and 2024, $15,262 and $13,840, respectively, of interest expense was capitalized to principal on April 1, 2025 and 2024 as paid-in-kind and none was paid in cash. There were no cash principal payments made during the six months ended June 30, 2025.
o
As of June 30, 2025, FourWorld held December 2023 Warrants to purchase 117,648 shares and 17,630 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.
•
Two Seas:
o
Interest expense for the December 2023 Notes held by Two Seas amounted to $63,400 and $56,880 for the three months ended June 30, 2025 and 2024, respectively, and $124,447 and $112,242 for the six months ended June 30, 2025 and 2024, respectively, which was accrued as of June 30, 2025. During the six months ended June 30, 2025 and 2024, $61,047 and $55,362, respectively, of interest expense was capitalized to principal on April 1, 2025 and 2024 as paid-in-kind, and none was paid in cash. There were no cash principal payments made during the six months ended June 30, 2025.
o
As of June 30, 2025, Two Seas held December 2023 Warrants to purchase 470,588 shares and 70,522 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.

Securities Purchase Agreement

On December 23, 2024, we entered into the Securities Purchase Agreement (the “SPA”), in which Two Seas and CapLat participated.

•
Two Seas:
o
Two Seas purchased 1,818,182 shares of our Common Stock on December 23, 2024, pursuant to the SPA, and had the right to purchase 1,779,302 additional shares at the purchase price of $1.10 per share.
o
In the second quarter of 2025, Two Seas purchased an aggregate of 1,312,647 additional shares of Common Stock and, as of June 30, 2025, continued to hold the right to purchase 457,655 additional shares.
•
CapLat:
o
CapLat purchased 2,481,919 shares of our Common Stock on December 23, 2024, pursuant to the SPA, and had the right to purchase 2,428,747 additional shares at the purchase price of $1.10 per share.
o
In the second quarter of 2025, CapLat purchased an aggregate of 489,279 additional shares of Common Stock and, as of June 30, 2025, continued to hold the right to purchase 1,939,468 additional shares.

During the second quarter of 2025, the Company entered into a series of amendments to the SPA. Refer to Note 14 – Stockholders’ Equity/(Deficit) for additional details on these amendments.

Services Agreement

The Company is party to a services agreement with one of the Company’s directors, Larissa T. Pommeraud, pursuant to which Ms. Pommeraud provides consulting services. The Company has paid Ms. Pommeraud $9,000 during both the three and the six months ended June 30, 2025.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

	June 30, 2025	December 31, 2024
Phosagmex, S.A.P.I. de C.V.	$157	$—
CIC Limited	5,228,449	5,003,449
Ocean Minerals, LLC	4,609,222	4,882,330
Chatham Rock Phosphate, Limited	—	—
Neptune Minerals, Inc.	—	—
Investment in unconsolidated entities	$9,837,828	$9,885,779

Phosagmex, S.A.P.I. de C.V.

On June 4, 2025, the Company and certain of its affiliates formed Phosagmex as the joint venture contemplated by the JV Agreement. Refer to Note 7 – Joint Venture for further information.

CIC Limited

Due to the structure of CIC, we determined this venture to be a VIE consistent with ASC 810, Consolidations. We have determined we are not the primary beneficiary of the VIE and, therefore, we have not consolidated this entity. We record our investment under the cost method as this company is incorporated, and we have determined we do not exercise significant influence over the entity. We provided services to CIC during 2025, as detailed in Note 5 – Related Party Transactions. We assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded.

Ocean Minerals, LLC

On June 4, 2023, Odyssey, Odyssey Minerals Cayman Limited, a wholly owned subsidiary of Odyssey (the “Purchaser”), and OML entered into a Unit Purchase Agreement (as amended, the “OML Purchase Agreement”) pursuant to which the Purchaser agreed to purchase, and OML agreed to issue and sell to the Purchaser, an aggregate of 733,497 membership interest units of OML (the “Purchased Units”) for a total purchase price of $15.0 million. After giving effect to the issuance and sale of all the Purchased Units, the Purchased Units would have represented approximately 15.0% of the issued and outstanding membership interest units of OML (based upon the number of membership interest units outstanding on June 1, 2023). On July 3, 2023, the Purchaser purchased 293,399 of the Purchased Units (the “Initial OML Units”) in exchange for its equity interests in Odyssey Retriever, Inc. (“ORI”) and a cash payment.

On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement (the “Termination Agreement”). The Termination Agreement terminated the parties’ respective rights and obligations relating to the Second OML Units, the Third OML Units and the Optional Units (each as defined in the OML Purchase Agreement), but did not affect Odyssey’s ownership of the Initial OML Units or the obligation to pay the lease payments for the ORI asset as described below. The Termination Agreement did not affect the Equity Exchange Agreement or the Contribution Agreement (each as defined below).

At June 30, 2025 and December 31, 2024, Odyssey owned approximately 7.0% and 7.0%, respectively, of the issued and outstanding membership interest units of OML. The Company determined that OML is a VIE as it does not have sufficient equity at-risk to permit OML to finance its activities without additional subordinated financial support. However, Odyssey lacks the power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method.

Equity Exchange Agreement

In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey and the existing members of OML entered into an Equity Exchange Agreement (the “Equity Exchange Agreement”) pursuant to which such members of OML had the right, but not the obligation, to exchange membership interest units of OML held by them for shares of Odyssey’s common stock.

The Equity Exchange Agreement expired by its terms on January 3, 2025. Prior to its expiration, it was recorded as a liability within the scope of ASC 480, Distinguishing Liabilities from Equity, that was initially measured at fair value, and subsequent changes in the fair value of the liability were recognized in earnings. Because the value was determined to be zero as of December 31, 2024 and its expiration on January 3, 2025, there was no change recognized in the put option liability for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recognized an increase of $1.0 million and a decrease of $0.2 million, respectively, in the put option liability assumed in the condensed consolidated statement of operations to record the fair value adjustment of the Equity Exchange Agreement.

Contribution Agreement

In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey, the Purchaser, and OML also entered into a Contribution Agreement pursuant to which additional membership interest units of OML may be issued to the Purchaser in consideration of the contribution to OML by Odyssey from time to time of certain property or other assets and services with an aggregate value of up to $10.0 million (the “Contribution Agreement”). We concluded that the Contribution Agreement is within the scope of ASC 606, Revenue from Contracts with Customers, as the services provided are within Odyssey’s ordinary activities, and OML is therefore considered a customer of Odyssey.

Equity Method of Accounting

The Company has determined that OML operates more as a partnership in substance, and as the Company holds more than 3%—5% and has greater than virtually no influence over OML, the investment is within the scope of ASC 323, Investments – Equity and Joint Ventures. Odyssey applied the equity method investment accounting for its interest in OML, starting on July 3, 2023. As a result, OML is considered a related party.

At June 30, 2025 and December 31, 2024, the Company’s investment in OML was $4.6 million and $4.9 million, respectively, which was classified as an investment in unconsolidated entities in our condensed consolidated balance sheets.

Based on estimated financial information for our equity-method investee, we recognized losses on equity method investment of $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.3 million, for the six months ended June 30, 2025 and 2024, respectively, in the condensed consolidated statements of operations for our proportionate share of the net loss of our equity method investee, which decreased our net income for the three and six months ended June 30, 2025 and 2024 in our condensed consolidated statements of operations. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our condensed consolidated statements of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transactions to the extent of our ownership interest.

The following tables provide summarized financial information for OML, the Company’s equity method accounted investee, not adjusted for the percentage ownership of the Company, compiled from OML’s financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$32,151	$4,132,817	$405,849	$4,179,655
General expenses	$(307,183)	$(1,492,410)	$(1,050,608)	$(2,073,508)
Payroll expenses	$(602,563)	$(605,677)	$(1,204,283)	$(1,219,624)
Net (Loss) Income	$(2,750,783)	$885,113	$(4,433,468)	$(923,085)

	As of
	June 30, 2025	December 31, 2024
Total Assets	$33,986,660	$37,328,006
Total Liabilities	$11,951,912	$11,329,642

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

Chatham Rock Phosphate, Limited.

We have an ownership interest of approximately 1.0% in Chatham Rock Phosphate, Limited (“CRPL”). We record our investment under the cost method. During 2012, we performed deep-sea exploratory services for Chatham Rock Phosphate, Ltd. (“CRP”) valued at $1.7 million. As payment for these services, CRP issued 9,320,348 ordinary shares to us. During March 2017, Antipodes Gold Limited completed the acquisition of CRP. The surviving entity is now CRPL. In exchange for our 9,320,348 shares of CRP, we received 141,884 shares of CPRL, which represents equity ownership of, at most, approximately 1.0% of the surviving entity with zero value. We continue to carry the value of our investment in CPRL at zero in our condensed consolidated financial statements.

NOTE 7 – JOINT VENTURE

Joint Venture Agreement with Capital Latinoamericano, S.A. de C.V.

Background and Entity Formation

On December 23, 2024, the Company, certain of its affiliates and CapLat entered into a Joint Venture Agreement (the “JV Agreement”) pursuant to which Odyssey and CapLat agreed to work together to develop a strategic fertilizer production project in Mexico (the “Phosagmex Project”) building on the work completed by the Company to validate a high-quality subsea phosphate resource within Mexico’s Exclusive Economic Zone (the “Mexican EEZ”). Pursuant to the JV Agreement, the Company and CapLat agreed to work together to develop the Project and, subject to satisfaction of certain conditions, including certain regulatory approvals from Mexican governmental authorities, to invest through subsidiaries of each party as equal partners, subject to adjustment based on final contributions, in a newly formed joint venture entity that will own and continue to develop and operate the Phosagmex Project. CapLat is a key local partner in Mexico to develop the project due to its local knowledge of the Mexican business and political environment and its expertise in the food and agricultural industries. Odyssey has expertise critical to the fertilizer production project with respect to dredging in the Mexican EEZ to extract phosphate ore needed for fertilizer production from the seafloor within the area located in the Gulf of Ulloa of the Baja California Sur Peninsula in the federal waters of Mexico.

On June 4, 2025, CapLat and ORM formed Phosagmex as the joint venture entity in accordance with the terms of the JV Agreement, with CapLat and ORM each holding 50.0% of the equity interests in Phosagmex, and entered into a shareholders’ agreement with terms as set forth in the JV Agreement.

In connection with the formation of Phosagmex, the Company, CapLat, Oceanica, ORM and ExO entered into an amendment to the JV Agreement on June 5, 2025, pursuant to which, among other things, ORM joined as a party to the JV Agreement and the parties agreed to make their respective initial capital contributions to Phosagmex on or prior to September 5, 2025. As the initial contributions were not due and had not been completed before June 30, 2025 in accordance with the JV Agreement, the JV’s operations have not begun, and there are no assets, liabilities, nor other income or expense activities, condensed financial information of the JV has not been included in the Company’s condensed consolidated financial statements.

On June 6, 2025, in accordance with the JV Agreement, Oceanica caused ExO to enter into an agreement to assign its legal rights to specified mining concessions held by ExO to Phosagmex subject to the condition that the concessions are reinstated.

Oceanica holds 99.998% of the equity interests in ExO. Each of Odyssey, ORM, Oceanica and ExO owns or holds assets and rights relating to the JV. The parties with direct economic interests in the JV are CapLat and ORM, each of which holds a 50% ownership interest in the JV.

CapLat’s Contribution

CapLat’s contributions to the JV will include its participation in the project and cash in the amount of $0.2 million for the payment of transaction-related taxes. In addition to its contributions to Phosagmex, CapLat has an ongoing obligation under the JV Agreement to lead all discussions with governmental authorities in connection with obtaining the necessary permits and approvals required for the Phosagmex Project.

Odyssey’s Contribution

Odyssey’s contributions to the JV will include the legal rights to the ExO mining concessions and cash in the amount of $0.2 million for the payment of transaction-related taxes. ExO’s transfer of the legal rights to the concessions will include data, information and documents relating to the concessions. In addition to its contributions to Phosagmex, Odyssey has an ongoing obligation under the JV Agreement to provide technical, environmental and operational expertise, data, information, intellectual property, and personnel necessary for the efficient planning and execution of the Phosagmex Project.

Accounting Treatment

The Company analyzed the investment in Phosagmex under the relevant accounting literature and concluded Phosagmex is an operating joint venture under ASC 323, Investments—Equity Method and Joint Ventures and that each of CapLat and ORM has a variable interest in the joint venture. The Company then analyzed whether Phosagmex qualifies as a VIE under ASC 810, Consolidation and determined that (a) the Company does have sufficient equity at risk; (b) the Company and CapLat, as a group, have the power to direct the activities that most significantly impact the legal entity’s economic performance; and (c) operations of the joint venture are not conducted solely on behalf of either of the parties and as such, there is no party with disproportionate voting rights. Because none of the criteria in ASC 810-10-15-14 is met, Phosagmex is not a VIE and should be evaluated under the voting interest model (“VOE”).

Under the VOE model, the party with a controlling financial interest consolidates the company. Each of CapLat and the Company (through ORM) holds 50% of the outstanding ownership interests of the joint venture, and there are no minority or majority interest holders. Joint control exists because (1) no party currently holds more than 50% of the outstanding ownership interests of Phosagmex and (2) no single party controls the joint venture, as each of the parties has substantive participation rights. As such, Odyssey will not consolidate Phosagmex under the VOE model; however, as Odyssey does have significant influence over Phosagmex, the Company will apply the equity method of accounting. Further, because the joint venture is akin to a corporation, none of the scope exceptions outlined in ASC 323-10-15-5 applies.

The Company concluded that Odyssey will account for its investment in the JV on a go-forward basis by adjusting its investment for its share of the Phosagmex’s financial activity, basis differences, eliminating intra-entity profits or losses until realized through transactions with third parties, and evaluating for impairment.

NOTE 8 – INCOME TAXES

During the six months ended June 30, 2025, we generated federal net operating losses (“NOL”) of $4.4 million and generated $5.4 million of foreign NOL carryforwards. As of June 30, 2025, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $203.8 million and net operating loss carryforwards for foreign income tax purposes of approximately $32.1 million. From 2026 through 2027, approximately $27.2 million of the NOL will expire, and from 2028 through 2037, approximately $128.0 million of the NOL will expire. The NOL generated in 2018 through 2024 of approximately $44.3 million will be carried forward indefinitely.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

Contingency

ExO owes consultants success fees of up to $0.7 million that are contingent upon the approval and issuance of the Environmental Impact Assessment (“EIA”). The EIA has not been approved as of the date of this report, and the Company has determined that the likelihood of an approval is not probable. As such, the contingent success fees have not been accrued. ExO owes legal advisers a success fee of up to $0.3 million that is contingent upon the favorable outcome of certain litigation in Mexico. The outcome of the litigation has not been determined as of the date of this report, and the Company has determined that the likelihood of the success fee becoming payable is not probable. As such, the contingent success fee has not been accrued.

Lease commitments

One of the Company’s lease agreements expired during 2024 and was extended for a one-year period ending July 31, 2025. On July 16, 2025, the Company entered into an extension for a one-year period ending July 31, 2026. As a result, using the short-term exception under ASC 842, Leases, the Company did not record a right-of-use (“ROU”) asset and lease obligation as of June 30, 2025.

The Company recognized $45,509 and $53,188 in rent expense associated with the Company’s leases for the three months ended June 30, 2025 and 2024, respectively, and $95,702 and $0.1 million for six months ended June 30, 2025 and 2024, respectively, which were recorded in Marketing, general and administrative expenses on the condensed consolidated statement of operations. Future payments under the short-term leases will be $70,352 and $98,493 for the remainder of 2025 and 2026, respectively.

Joint Venture Agreement

On December 23, 2024, the Company and CapLat entered into the JV Agreement (refer to Note 7 – Joint Venture for more information). The JV Agreement provides that the Company and CapLat have exclusive rights to develop the JV Project, and that CapLat has the exclusive right to develop, with the Company, any projects in the Mexican EEZ owned or developed by the Company during the subsequent five years. Each of the parties has the right to terminate the JV Agreement if the investment into the joint venture entity does not occur on or prior to December 31, 2026, or if there is a change of control of either party. In the event of a termination based on a change of control, the non-terminating party would be entitled to a termination fee of $10.0 million. The JV Agreement also sets forth representations and warranties, covenants, conditions, termination provisions, and other provisions customary for comparable transactions.

NOTE 10 – LOANS PAYABLE

The Company’s consolidated loans payable consisted of the following carrying values at:

	June 30, 2025	December 31, 2024
March 2023 Note	$13,830,484	$13,101,995
December 2023 Note	6,914,362	6,550,164
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	157,527	465,138
Finance liability (Note 16)	4,261,986	4,210,604
Total Loans payable	$25,798,368	$24,961,910
Less: Unamortized deferred lender fee	(93,918)	(119,530)
Less: Unamortized debt discount	(1,030,558)	(1,906,850)
Total Loans payable, net	$24,673,892	$22,935,530
Less: Current portion of loans payable	(20,801,906)	(13,084,379)
Loans payable—long term	$3,871,986	$9,851,151

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

On January 30, 2024, the March 2023 Warrants were amended to add a cashless exercise provision. Due to that amendment, the Company determined that the March 2023 Warrants meet the definition of a derivative and are not considered indexed to the Company’s own stock due to the settlement adjustment that provides that the share price input upon cashless exercise is always based on the highest of three prices. As such, since January 30, 2024, the March 2023 Warrants have been recognized as a derivative liability, which was initially measured at fair value and any subsequent changes in fair value have been recognized in earnings in the period incurred.

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

The change in fair value of the March 2023 Warrants for the three months ended June 30, 2025 and 2024 was an increase of $2.3 million and an increase of $2.2 million, respectively, and an increase $1.3 million and a decrease of $0.3 million for the six months ended June 30, 2025 and 2024, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at June 30, 2025 and December 31, 2024 was $2.6 million and $1.9 million, respectively.

For the three months ended June 30, 2025 and 2024, we incurred $0.4 million and $0.6 million, respectively, of interest expense from the amortization of the debt discount, and $27,386 and $18,141, respectively, of interest from the fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

For the six months ended June 30, 2025 and 2024, we incurred $0.7 million and $1.2 million, respectively, of interest expense from the amortization of the debt discount and $54,471 and $36,283, respectively, of interest from fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $13.0 million and $11.6 million as of June 30, 2025 and December 31, 2024, respectively, which includes interest Paid In Kind (“PIK”) of $0.7 million and $1.2 million, respectively, and was net of unamortized debt fees of $55,374 and $89,820, net of unamortized debt discount of $0.7 million and $1.5 million, respectively, associated with the fair value of the warrant. The total face value of this obligation on June 30, 2025 and December 31, 2024, was $13.8 million and $13.1 million, respectively. As of June 30, 2025, the current interest rate of the March 2023 Notes was 11.0%.

At June 30, 2025 and December 31, 2024, the debt instrument amounted to $13.8 million and $13.1 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $3.1 million and $2.7 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

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

On June 6, 2025, the Company entered into amendments to the March 2023 Notes and the December 2023 Notes. As part of these amendments, the holders of the March 2023 Notes and December 2023 Notes (a) acknowledged and consented to the amendment of the JV Agreement and related transactions, (b) released their liens on the equity of Oceanica, and (c) were granted new liens on the equity interests in ORM held by the Company.

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

The change in fair value of the December 2023 Warrants for the three months ended June 30, 2025 and 2024 was a an increase of $1.2 million and an increase of $1.1 million, respectively, and an increase of $0.8 million and an increase of $1.0 million for the six months ended June 30, 2025 and 2024, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at June 30, 2025 and December 31, 2024, was $1.6 million and $0.8 million, respectively.

For the three months ended June 30, 2025 and 2024, we recorded $0.1 million and $0.4 million, respectively, of interest expense from the amortization of the debt discount and $10,267 and $10,877, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

For the six months ended June 30, 2025 and 2024, we recorded $0.2 million and $0.8 million, respectively, of interest expense from the amortization of the debt discount and $20,422 and $21,754, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $6.6 million and $6.0 million as of June 30, 2025 and December 31, 2024, and was net of unamortized debt fees of $31,027 and $29,710, respectively, net of unamortized debt discount of $0.3 million and $0.5 million, respectively, associated with the fair value of the warrants. The total face value of this obligation at June 30, 2025 and December 31, 2024, was $6.9 million and $6.6 million, respectively. The current interest rate of the December 2023 Notes was 11.0%.

At June 30, 2025 and December 31, 2024, the debt instrument amounted to $6.7 million and $6.6 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $0.5 million and $0.3 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

As discussed above, (a) on January 31, 2025 and February 25, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents to implement and in furtherance of the Company’s post-closing obligations under the December 2024 amendment to the March 2023 Note Purchase Agreement; and (b) on June 6, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents pursuant to which the noteholders consented to the amendment to the JV Agreement, released their liens on the equity interests in Oceanica, and obtained a security interest in the equity interests in ORM held by the Company.

Emergency Injury Disaster Loan

The Company obtained an Economic Injury Disaster Loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) with a principal amount of $150,000, which was used for working capital purposes. The Company made payments amounting to $2,193 and $4,386 for each of the three and six months ended June 30, 2025 and 2024, respectively. All payments reduced accrued interest first and were then applied against principal. As of June 30, 2025, the Company’s principal balance on the EIDL Loan amounted to $150,000 and is recorded as Loans payable in the condensed consolidated balance sheets.

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

Accrued interest

Total accrued interest associated with our financings was $1.1 million and $1.0 million as of June 30, 2025 and December 31, 2024, respectively.

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company did not have any financial assets measured on a recurring basis. The following tables summarize our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

		Fair Value at
	Level	June 30, 2025	December 31, 2024
Liabilities
Litigation financing	3	$59,470,022	$56,950,377
2022 Warrants	3	4,384,094	2,060,773
March 2023 Warrants	3	2,577,392	1,910,950
December 2023 Warrants	3	1,611,829	827,036
March 2023 Note Conversion Option	3	3,095,000	2,745,000
December 2023 Note Conversion Option	3	509,000	307,000
Total of fair valued liabilities		$71,647,337	$64,801,136

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

The following table summarizes the fair values and related carrying values of financial instruments at June 30, 2025 and December 31, 2024 that are not required to be remeasured at fair value on a recurring basis.

		June 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
March 2023 Note	2	$13,830,484	$13,580,758	$13,101,995	$12,422,050
December 2023 Note	2	$6,914,362	$6,641,557	$6,550,164	$6,622,108

Items not included in the above disclosures include cash and cash equivalents, accounts and other related party receivables, other current assets and accounts payable. The carrying values of those items, as reflected in the condensed consolidated balance sheets, approximate their fair value at June 30, 2025 and December 31, 2024. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which is determined using Level 1.

Changes in our Level 3 fair value measurements were as follows:

	37N Note Conversion Option	March 2023 Warrants	December 2023 Warrants	Put option liability	March 2023 Conversion Option	December 2023 Conversion Option	Litigation financing	2022 Warrants	Total
Balance as of December 31, 2024	$—	$1,910,950	$827,036	$—	$2,745,000	$307,000	$56,950,377	$2,060,773	$64,801,136
Change in fair value	—	(967,708)	(420,606)	—	(2,317,000)	(141,000)	1,713,439	(1,090,063)	(3,222,938)
Balance as of March 31, 2025	—	943,242	406,430	—	428,000	166,000	58,663,816	970,710	61,578,198
Warrants Exercised	—	(615,685)	—	—	—	—	—	—	(615,685)
Change in fair value	—	2,249,835	1,205,399	—	2,667,000	343,000	806,206	3,413,384	10,684,824
Balance as of June 30, 2025	$—	$2,577,392	$1,611,829	$—	$3,095,000	$509,000	$59,470,022	$4,384,094	$71,647,337

Balance as of December 31, 2023	$702,291	$—	$2,392,563	$5,637,162	$—	$—	$52,115,647	$13,399,822	$74,247,485
Change in fair value	(365,434)	(2,491,420)	(124,091)	(1,252,385)	—	—	576,173	(4,197,744)	(7,854,901)
Classification of warrants as liability	—	7,754,438	—	—	—	—	—	—	7,754,438
Balance as of March 31, 2024	336,857	5,263,018	2,268,472	4,384,777	—	—	52,691,820	9,202,078	74,147,022
Debt conversion - 55,000 common shares	(96,582)	—	—	—	—	—	—	—	(96,582)
Change in fair value	11,023	2,161,967	1,128,816	1,009,132	—	—	769,995	3,844,530	8,925,463
Balance as of June 30, 2024	$251,298	$7,424,985	$3,397,288	$5,393,909	$—	$—	$53,461,815	$13,046,608	$82,975,903

Additional information about the litigation financing liability and embedded derivative liability related to the March 2023 Notes and December 2023 Notes is included in Note 12 – Derivative Financial Instruments.

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company determined that the financing arrangement was a derivative, measured at fair value within the scope of ASC 815, Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative are reported in earnings for the period. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation is recorded in our condensed consolidated balance sheet in Litigation financing and as of June 30, 2025 and December 31, 2024 amounted to $59.5 million and $57.0 million, respectively, with changes in the fair value of increases of $0.8 million and $0.8 million for the three months ended June 30, 2025 and 2024, respectively, and increases of $2.5 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively.

On September 17, 2024, the Company received notification from the International Centre for Settlement of Investment Disputes (“ICSID”) of the arbitral award (the “Arbitral Award”) on the claims brought by the Company on behalf of itself and ExO, against the United Mexican States under NAFTA. The arbitral tribunal issued an award in favor of the Company and ExO. The award orders Mexico to pay $37.1 million for breaching its obligations under NAFTA, plus interest (the “Award Interest”) at the one-year Mexico Treasury bond rate, compounded annually, from October 12, 2018, until the award is paid in full, plus the arbitrators’ fees and ICSID administrative costs. The amounts awarded are net of Mexican taxes and Mexico may not tax the award. The case filings and the award are available on the ICSID website. On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set aside the Arbitral Award. The set-aside application remains pending.

Conversion Option - March 2023 Notes and December 2023 Notes

As discussed in Note 10 – Loans Payable, in December 2024, the Company amended the March 2023 Notes and the December 2023 Notes to add, among other things, a conversion option. Refer to Note 10 – Loans Payable for discussion on the significant terms of the conversion. The Company assessed the March 2023 Notes and December 2023 Notes, as amended, under ASC 815, Derivatives and Hedging, and determined the conversion feature is an embedded derivative that is recorded at fair value and remeasured at fair value at each reporting period.

As of June 30, 2025 and December 31, 2024, the fair value of the derivative liability of the March 2023 Notes was $3.1 million and $2.7 million, respectively, and the fair value of the derivative liability of the December 2023 Notes was $0.5 million and $0.3 million, respectively, which are recorded within Debt derivative liability in the condensed consolidated balance sheet. In addition, the Company recorded increases in the fair value of March 2023 Notes amounting to $2.7 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and increases in the fair value of December 2023 Notes amounting to $0.3 million and $0.2 million for the three and six months ended June 30, 2025, respectively, all of which are recorded in Change in derivative liabilities fair value within the condensed consolidated statement of operations.

NOTE 13 – ACCRUED EXPENSES

Accrued expenses consists of the following:

	June 30, 2025	December 31, 2024
Compensation and incentives	$2,343	$2,400
Professional services	484,668	395,476
Deposits	450,000	450,000
Accrued Interest	1,073,521	1,022,272
Exploration license fees	7,461,055	6,764,428
Total accrued expenses	$9,471,587	$8,634,576

Deposits consist of an earnest money deposit of $0.5 million from CIC. The earnest money deposit relates to a draft agreement related to potential sale of a stake of our equity in CIC. This transaction has not yet been agreed upon or consummated.

NOTE 14 – STOCKHOLDERS’ EQUITY/(DEFICIT)

Oceanica Equity Exchange Agreements

The Company and the Oceanica D&Os entered into the Oceanica Equity Exchange Agreements, whereby they exchanged equity interests in Oceanica for our Common Stock.

Refer to Note 5 – Related Party Transactions, for additional information.

Pursuant to the Oceanica Equity Exchange Agreements, the Compensation Quotas were exchanged for Odyssey common stock with a value as of the date of the Oceanica Equity Exchange Agreements of $1.12. Based upon a third-party valuation report of the underlying assets of Oceanica as of the exchange date, the fair value of Oceanica’s member interests was determined to be $0.017 per Compensation Quota, resulting in additional fair value to the Oceanica D&Os in the aggregate amount of additional fair value of $2,029,575 for the aggregate 1,911,666 Compensation Quotas exchanged by the Oceanica D&Os. The Company determined that the exchange of the Oceanica Compensation Quotas (as defined above) being exchanged for Odyssey common stock should be accounted for as stock-based compensation, because all Oceanica D&Os provided services to Odyssey’s subsidiaries in the past, and the additional value provided is considered compensation related to prior services provided by the individuals. The Company further determined that the Oceanica Equity Exchange Agreements should be accounted for as a modification on June 27, 2025, and the modification represents a compensatory transaction within the scope of ASC 718. The Company evaluated the modification and concluded it was a Type I modification (probable-to-probable) because the Oceanica Compensation Quota awards were probable to vest prior to the modification, as they were fully vested when issued. Post-modification, the vesting of Odyssey common stock is also probable because it is subject only to the passage of time. As a result, the Company will recognize the incremental value of $2,029,575 on June 27, 2025, the modification date.

Stock Purchase Agreement

On December 23, 2024, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of Common Stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The SPA further provides the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of Common Stock at a purchase price of $1.10 per share (the “Additional SPA Shares”) at a subsequent closing to be held on April 30, 2025, or such later date as may be agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA, provided that the subsequent closing date shall not be later than July 31, 2025.

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

During the second quarter of 2025, the Company entered into a series of amendments to the SPA, three of which extended the subsequent closing date and had no effect on any other terms of the SPA. The fourth amendment extended the subsequent closing date to July 31, 2025 for purchasers that exercised on or prior to June 30, 2025 at least twenty percent of the options to which they were entitled under the SPA as of June 1, 2025. As a result, the written call option was considered modified and the Company determined the fair value of the remaining outstanding Additional SPA Shares as of June 30, 2025. Holders of the SPA options exercised their options to purchase an aggregate of 2,601,595 Additional SPA Shares in the second quarter of 2025 for a total purchase price of $2.9 million, and options to purchase 4,618,546 Additional SPA Shares remained outstanding. The written call option was valued at $1.0 million as of June 30, 2025 and recorded within additional paid-in capital. Subsequent to June 30, 2025, purchasers under the SPA exercised their right to purchase 4,373,893 Additional SPA Shares at an exercise price of $1.10 per share, for an aggregate purchase price of $4.8 million, and no options to purchase Additional SPA Shares remain outstanding as of the date of this report.

Share-Based Compensation

The Company recorded share-based compensation expense related to our options and restricted stock units of $45,742 and $0.1 million, for the three months ended June 30, 2025 and 2024, respectively, and $91,484 and $1.6 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company issued 225,500 shares to one consultant for services provided to the Company.

Restricted Stock Units (“RSU”)

On April 14, 2025, we granted an aggregate 36,404 RSUs to two directors, which RSUs vested immediately upon being granted. The estimated fair value of each RSU was calculated using the share price at the date of the grant. The following is a summary of the restricted stock awards activity during the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	36,404	$0.40
Vested	(36,404)	$0.40
Cancelled	—	$—
Unvested at June 30, 2025	—	$—

Options

On March 27, 2025, we granted options to purchase an aggregate of 7,500 shares of Common Stock to one director, which options vested immediately upon being granted. The value of the stock options granted was determined using the Black-Scholes-Merton option-pricing model (“BSM”), which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. Expected volatilities are based on the historical volatility of the Company’s stock as well as other companies operating similar businesses. The expected term (in years) is determined using historical data to estimate option exercise patterns. Forfeitures are recognized in compensation expense when they occur. The expected dividend yield is based on the annualized dividend rate over the vesting period. The risk-free interest rate is based on the rate for US Treasury bonds commensurate with the expected term of the granted option.

The Company used the following assumptions for the BSM to determine the fair value of the stock options granted during the six months ended June 30, 2025.

March 27, 2025
Risk free interest rate	4.09%
Expected life (in years)	5
Expected volatility	119%
Expected dividend yield	0%
Grant-date fair value	0.36

Warrants

The following table sets forth a summary of changes in warrants outstanding from December 31, 2024 to June 30, 2025:

	Number of	Weighted-Average
	Warrants	Exercise Price
Balance at December 31, 2024	10,727,387	$2.30
Issued	—	$—
Exercised	(460,000)	$1.10
Cancellation/Expiration	—	$—
Balance at June 30, 2025	10,267,387	$2.36

Refer to Note 11 – Fair Value Measurements, for changes in fair value during the three and six months ended June 30, 2025 and 2024.

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

NOTE 15 – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

For both the three and six months ended June 30, 2025 and 2024, we had two customers, CIC and OML, both of which are related parties (see Note 5 – Related Party Transactions), that accounted for 100% of our total revenue. These same two customers accounted for 100% and 23.6% of the total accounts receivable balance as of June 30, 2025 and December 31, 2024, respectively.

As of both June 30, 2025 and December 31, 2024, the Company held cash in financial institutions that were over the federally insured limits. The Company has not incurred losses on these accounts.

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

The Company accounted for the sale-leaseback transactions as financing transactions with the purchasers of the property in accordance with ASC 842, Leases, as the lease agreements were determined to be finance leases. The Company concluded the lease agreements both met the qualifications to be classified as finance leases due to the obligation to repurchase the equipment.

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

As of June 30, 2025 and December 31, 2024, the carrying values of the financing liabilities were $4.3 million and $4.2 million. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability, for the remainder of 2025 and thereafter are as follows:

Year Ending December 31,	Annual payment obligation
2025	$270,000
2026	540,000
2027	4,710,000
Thereafter	—
$5,520,000

NOTE 17 – SEGMENT REPORTING

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company manages its operations as a single segment for purposes of assessing performance and making decisions. The accounting policies of the segment are those included in Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the 2024 Annual Report on Form 10-K. The Company’s CODM is its President and Chief Operating Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis, using the operating expenses and interest expense, as presented on the face of the income statement, for purposes of making operating decisions, allocating resources, and evaluating financial performance. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Significant expenses regularly reviewed by the CODM are Professional fees, Operations and research, excluding compensation which is reviewed separately and employee compensation. The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net loss, in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$135,000	$215,565	$270,000	$418,629

Less significant expenses:
Professional fees	946,850	782,698	1,832,441	1,350,390
Operations and research (excluding compensation)	528,955	871,714	932,654	1,597,997
Compensation:
Salaries and Wages	2,987,147	831,074	3,728,687	1,709,903
Share-based compensation	45,742	101,785	91,484	1,564,532
Total Compensation	3,032,889	932,859	3,820,171	3,274,435
Total Significant Expenses	4,508,694	2,587,271	6,585,266	6,222,822
Other segment items (gain)/loss (1)	12,765,803	1,357,021	11,239,885	(2,996,434)
Total Significant Expenses and Other Segment Items	$17,274,497	$3,944,292	$17,825,151	$3,226,388

Net Income/(Loss)	$(17,139,497)	$(3,728,727)	$(17,555,151)	$(2,807,759)

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

NOTE 18 – SUBSEQUENT EVENTS

Note Conversion Exercises

In July 2025 and August, holders of the December 2023 Notes exercised their right to convert an aggregate amount of $2.0 million of the indebtedness under their December 2023 Notes into shares of Common Stock at conversion rates between $1.10 and $1.12 per share. Pursuant to the conversions, the Company issued 1,806,079 shares of Common Stock.

In July and August 2025, holders of the March 2023 Notes exercised their right to convert an aggregate amount of $7.7 million of the indebtedness under their March 2023 Notes into shares of Common Stock at a conversion rate of $1.10 per share. Pursuant to the conversions, the Company issued 6,965,163 shares of Common Stock.

SPA Exercises

In July 2025, purchasers under the SPA exercised their right to purchase 4,373,893 shares of Common Stock at an exercise price of $1.10 per share. In connection with these purchases, we sold 4,373,893 shares of Common Stock for an aggregate price of $4.8 million.

Joint Venture Agreement Contributions

On August 7, 2025, (1) the Company entered into a contribution agreement with certain subsidiaries pursuant to which the Company contributed to OME an account receivable in the amount of $1.98 million owed by ExO (the "ExO Receivable"), and (2) a subscription agreement with ORM pursuant to which the Company transferred the ExO Receivable to ORM in exchange for ORM member interests at a conversion rate of $2.75, consistent with the rate applied to the conversion of other amounts owed by Oceanica and ExO to the Company. ORM will contribute the ExO Receivable to Phosagmex in accordance with the JV Agreement as part of the Company's contribution.

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

Subsea Mineral Exploration Projects

Phosagmex Project

On December 23, 2024, the Company, certain of its affiliates and CapLat entered into the JV Agreement, pursuant to which Odyssey and CapLat agreed to work together to develop a strategic fertilizer production project in Mexico (the “Phosagmex Project”) building on the work completed by the Company to validate and quantify a high-quality subsea phosphate resource within Mexico’s Exclusive Economic Zone (the “Mexican EEZ”). Pursuant to the JV Agreement, the Company and CapLat agreed to work together to develop the Phosagmex Project and, subject to satisfaction of certain conditions, including certain regulatory approvals from Mexican governmental authorities, to invest through subsidiaries of each party as equal partners, subject to adjustment based on final contributions in a newly formed joint venture entity that will own and continue to develop and operate the Phosagmex Project. CapLat is key as a local partner in Mexico to develop the project due to its local knowledge of the Mexican business and political environment and its expertise in the food and agricultural industries. Odyssey is a key partner that has expertise critical to the phosphate and fertilizer production project with respect to exploration and dredging operations in the Mexican EEZ to extract phosphate ore needed for fertilizer production from the seafloor within the area located in the Gulf of Ulloa of the Baja California Sur Peninsula in the Mexican EEZ, as well as processing phosphate ore into commercially viable products serving the fertilizer industry in Mexican and global markets.

Pursuant to the JV Agreement, on June 4, 2025, the parties formed Phosagmex as a joint venture entity. On June 6, 2025, in accordance with the JV Agreement, the Company’s subsidiary, Exploraciones Oceánicas S. de R.L. de CV (“ExO”) entered into an agreement to transfer its legal rights to mining concessions that include the phosphate ore for the Phosagmex Project to Phosagmex subject to reinstatement of the concessions.

The Phosagmex Project includes a rich deposit of phosphate sands located 70-90 meters deep within the Mexican EEZ. This deposit contains a large amount of high-grade phosphate ore that can be extracted on a a commercially viable basis (essentially a standard dredging operation). The product will be attractive to Mexican and other world producers of fertilizers because it can provide important benefits to Mexico’s agricultural development.

The deposit lies within exclusive mining concessions licensed to ExO. In 2012, ExO was granted the first of three 50-year mining licenses by Mexico (extendable for another 50 years at ExO’s option) for the deposit that lies 25-40 km offshore in Baja California Sur.

We spent more than three years preparing an environmentally sustainable development plan with the assistance of experts in marine dredging and leading environmental scientists from around the world. Key features of the environmental plan included:

•
No chemicals would be used in the dredging process or released into the sea.
•
A dredging process that exceeds international best practices to deliver dredging returns to the seabed, limiting plume or impact to the water column and marine ecosystem (including primary production).
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

ExO Permit Application and Concessions

In 2015, ExO applied for a permit to move forward with the project. Notwithstanding the factors stated above, in April 2016 the Mexican Ministry of the Environment and Natural Resources (“SEMARNAT”) unlawfully rejected the permit application.

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

In October 2024, the Company discovered that the Mexican mining authority unlawfully cancelled ExO’s mining concessions in June and August 2024. ExO is challenging the cancellation; the transfer of the legal rights to the mining concessions is subject to reinstatement of the concessions by the Mexican mining authority. The legal proceedings for reinstatement remain pending as of the date of this report.

ExO NAFTA Arbitration

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

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10.0 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for arbitration costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See Note 12 – Derivative Financial Instruments).

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

On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set-aside the Arbitral Award. The set-aside application remains pending as of the date of this report.

CIC Project

CIC Limited (“CIC”) is a deep-sea mineral exploration company. CIC is supported by a consortium of companies providing expertise and financial contributions in support of the development of the project. Odyssey is a member of the consortium, which also includes Royal Boskalis Westminster.

In February 2022, the Cook Islands Seabed Minerals Authority (“SBMA”) awarded CIC a five-year exploration license beginning June 2022 within the Cook Islands’ exclusive economic zone. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling and testing of vessels and equipment, which informed requirements for viable operational functions as the basis for a longer-term operation over the license period. The early operations also resulted in preliminary resource sampling, which will ultimately accrue to the resource evaluation and regional environmental assessment.

Through a wholly owned subsidiary, we have earned and now hold approximately 14.2% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company. We achieved our current equity position through the provision of services rendered to CIC (see Note 6 – Investment in Unconsolidated Entities).

Ocean Minerals, LLC Project

Ocean Minerals, LLC (“OML”) is a deepwater critical minerals exploration and development company incorporated in the Cayman Islands. Moana Minerals Limited (“Moana Minerals”) is a wholly owned subsidiary of OML and is a deepwater critical metals exploration and development company incorporated in the Cook Islands with offices and operations based in Rarotonga, Cook Islands. In February 2022, the SBMA awarded Moana Minerals a five-year exploration license (“EL3”) for a 23,630 square kilometer area in the Cook Islands’ exclusive economic zone.

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

On June 4, 2023, Odyssey entered into a purchase agreement to acquire an approximately 13% interest in OML in exchange for a contribution by Odyssey of its interest in its then wholly owned subsidiary, ORI, whose sole asset was a 6,000-meter remotely operated vehicle (“ROV”), cash contributions of up to $10.0 million in a series of transactions over the following year, a Contribution Agreement and an Equity Exchange Agreement. On July 3, 2023, the parties consummated the initial closing of the purchase agreement, pursuant to which Odyssey’s wholly owned subsidiary obtained approximately 6.28% of OML’s outstanding equity interests. On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement. The Termination Agreement terminated the parties’ rights and obligations relating to the Second OML Units, Third OML Units and Optional Units (see Note 6 – Investment in Unconsolidated Entities), but did not affect Odyssey’s ownership of the Initial OML Units or its obligation to pay the lease payments for the ROV (see Note 6 – Investment in Unconsolidated Entities). The Termination Agreement also did not affect the Equity Exchange Agreement or Contribution Agreement (each as defined above).

The 6,000-meter rated ROV contributed to OML by Odyssey provides OML with an additional tool to advance the project toward eventual applications for an environmental permit and harvesting license when exploration and feasibility studies are completed and demonstrate how harvesting can be done without serious environmental harm. OML has obtained a Joint Ore Reserve Committee (“JORC”) compliant report that substantially increases resources reporting to inferred and indicated confidence levels, and continues to advance toward completing its preliminary Feasibility Study, among other important project milestones it is working to achieve. The summary of OML’s resource assessment is available on its website: www.omlus.com. Information available on OML’s website, including its technical report summary, is not incorporated into this Quarterly Report.

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

Regulatory Developments Related to Offshore Critical Mineral Exploration

On April 24, 2025, the President of the United States issued Executive Order 14285, titled “Unleashing America’s Offshore Critical Minerals and Resources.” This directive mandates federal agencies to expedite the responsible exploration and development of seabed mineral resources on the Outer Continental Shelf of the U.S., quantify the nation's offshore mineral endowment, and reinvigorate domestic leadership in extraction and processing technologies. The order further prioritizes the establishment of secure domestic supply chains for critical inputs essential to U.S. national security, energy transition, infrastructure modernization, and food security.

Odyssey is well positioned to benefit from the regulatory momentum and policy priorities laid out in the executive order. Our projects focus on ocean mineral resources that are essential for both agricultural resilience and emerging clean energy technologies. Our subsea mineral exploration experience is directly applicable to all of the projects being considered by the U.S. government.

In addition, Odyssey has been qualified by the U.S. Bureau of Ocean Energy Management to acquire and hold a marine minerals lease since 2021, and we will consider submitting lease applications based on the new permitting framework. Lease applications are subject to agency review and public process, but recent regulatory actions in response to the executive order are expected to accelerate timelines and enhance the transparency and predictability of the permitting process.

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

In December 2024, we amended the March 2023 Notes (as defined below) and the December 2023 Notes (as defined below) to, among other items, extend the maturity date of our obligations, and add a conversion feature, thereby deferring a material cash need. In addition, on December 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of Common Stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The proceeds of that sale of Common Stock, together with other anticipated cash inflows, provided sufficient operating funds into the second quarter of 2025. The SPA further provided the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of Common Stock at a purchase price of $1.10 per share at a subsequent closing to be held on July 31, 2025, or such later date as may be agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA. Subsequent to March 31, 2025, and through the date of this filing, purchasers exercised their options to purchase 6,975,488 additional shares of Common Stock under the SPA at $1.10 per share. Sales of Common Stock pursuant to stock options are expected to provide sufficient operating funds through at least the fourth quarter of 2025.

Our consolidated non-restricted cash balance at June 30, 2025 was $3.6 million. We have a working capital deficit at June 30, 2025 of $26.9 million. The total consolidated book value of our assets was approximately $16.6 million at June 30, 2025, which includes cash of $3.6 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest thousands and therefore do not necessarily sum in columns or rows. For more details refer to the Financial Statements in Part I, Item 1.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,		Change
Increase/(Decrease) (in thousands)	2025	2024	$	%

Total revenue	$135	$216	$(81)	(37.5)%
Marketing, general and administrative	3,813	2,205	$1,608	72.9%
Operations and research	698	1,027	$(329)	(32.0)%
Total operating expenses	$4,510	$3,232	$1,279	39.6%
Total other (expense) income	(12,764)	(713)	$(12,051)	1690.2%
Net loss	(17,139)	(3,729)	$(13,410)	1690.2%
Net loss attributable to non-controlling interest	2,292	2,202	$90	4.1%
Net loss attributable to Odyssey Marine Exploration, Inc.	$(14,848)	$(1,527)	$(13,321)	872.4%

Revenue

The revenue generated in each period was a result of performing marine research and project administration services for our customers and related parties. Total revenue for the three months ended June 30, 2025 was $0.1 million, a decrease of $81,000 as compared to $0.2 million for the three months ended June 30, 2024. We do not consider the fluctuation period over period to be significant.

One company to which we provided these services in both years is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an indirect interest in the company (see Note 5 – Related Party Transactions). In addition, during the three months ended June 30, 2025 and 2024, we also provided services to OML, which is also a related party that we account for under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses primarily include all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses for the three months ended June 30, 2025 were $3.8 million, an increase of $1.6 million as compared to the three months ended June 30, 2024. The increase was primarily due to an increase in director fees of $2.2 million in connection with the Mexican Corporate Transactions, partially offset by a decrease of $0.4 million of professional services fees for audit and consulting, a decrease of $0.2 million in legal fees, and a decrease of $56,000 in stock-based compensation.

Operations and research expenses are primarily focused on deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses for the three months ended June 30, 2025 were to $0.7 million, a decrease of $0.3 million as compared to the three months ended June 30, 2024. The decrease was primarily due to $0.6 million of decreased costs associated with licenses and permits, which stopped accruing in June 2024, partially offset by an increase of $0.3 million in professional fees driven by the Mexican Corporate Transactions.

Total Other Income/Expense

Total other income/expenses were expenses of $12.8 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, resulting in a net expense increase of $12.1 million. The increased loss was attributable to: (i) a $1.8 million increase in the change in fair value of derivative liabilities, relating primarily to the change in fair value of warrants; (ii) $9.4 million of other income in 2024 from our residual economic interest from our legacy shipwreck business that was not present in 2025, and (iii) a $1.2 million decreased foreign exchange income, which were offset by (x) a $0.7 million increase in interest income.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any income taxes for the three months ended June 30, 2025 and 2024.

Non-Controlling Interest

The non-controlling interest adjustment for the three months ended June 30, 2025 was $2.3 million as compared to $2.2 million for the three months ended June 30, 2024. The substance of this adjustment is primarily due to the decrease in costs relating to permit fees and other standard operating costs.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,		Change
Increase/(Decrease) (in thousands)	2025	2024	$	%

Total revenue	$270	$419	$(149)	(35.6)%
Marketing, general and administrative	5,601	6,239	$(638)	(10.2)%
Operations and research	1,270	1,912	$(642)	(33.6)%
Total operating expenses	$6,871	$8,152	$(1,281)	(15.7)%
Total other (expense) income	(10,954)	4,925	$(15,879)	(322.4)%
Net loss	(17,555)	(2,808)	$(14,747)	525.2%
Net loss attributable to non-controlling interest	4,949	4,779	$170	3.6%
Net (loss) income attributable to Odyssey Marine Exploration, Inc.	$(12,606)	$1,971	$(14,577)	(739.6)%

Revenue

Total revenue for the six months ended June 30, 2025 was $0.3 million, a decrease of $0.1 million as compared to $0.4 million for the six months ended June 30, 2024. We do not consider the fluctuation period over period to be significant.

One company to which we provided these services in both periods is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an interest in the company (see Note 5 – Related Party Transactions). In addition, during the six months ended June 30, 2025 and 2024, we also provided services to OML, which is also a related party that we account for under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses for the six months ended June 30, 2025 were $5.6 million, a decrease of $0.6 million as compared to $6.2 million for the six months ended June 30, 2024. The decrease primarily resulted from a decrease of $1.2 million in professional services largely attributable to audit, consulting and legal fees and a decrease of $1.5 million in share-based compensation expense. These decreases were partially offset by $2.1 million of director fees in connection with the Mexican Corporate Transactions.

Operations and research expenses for the six months ended June 30, 2025 were $1.3 million, a decrease of $0.6 million as compared to $1.9 million for the six months ended June 30, 2024. The decrease is primarily as a result of a $1.2 million decrease in licenses and permits, partially offset by a $0.5 million increase in other professional fees.

Total Other Income and Expense

Total other income/expense was $11.0 million of expenses and a $4.9 million of income for the six months ended June 30, 2025 and 2024, respectively, resulting in a decrease of $15.9 million.

The decreased total other income/expense was attributable to: (i) $6.4 million of increased loss in the change in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, litigation financing liability, and debt conversion embedded derivatives, (ii) $9.4 million of other income in 2024 from our residual economic interest from our legacy shipwreck business which was not present in 2025 and (iii) $1.3 million in decreased foreign exchange income. These were partially offset by (i) a $0.1 million increase in interest income; (ii) a $0.2 million decrease in the loss on equity method investment, and (iii) a $1.2 million increase in interest expense, which includes debt discount amortization.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any income taxes for the six months ended June 30, 2025 and 2024.

Non-Controlling Interest

The non-controlling interest adjustment in the six months ended June 30, 2025 was $4.9 million as compared to $4.8 million for the six months ended June 30, 2024. The substance of this adjustment is primarily due to the decrease in permit fees and other standard operating costs.

Liquidity and Capital Resources

Discussion of Cash Flows

	Six Months Ended June 30,
(in thousands)	2025	2024

Summary of Cash Flows:
Net Cash (Used In) Provided By Operating Activities	$(3,933)	$3,966
Net Cash Provided By (Used In) Investing Activities	—	(84)
Net Cash Provided By (Used In) Financing Activities	2,693	(327)
Net (Decrease) Increase In Cash	$(1,240)	$3,554
Cash at Beginning of Period	4,792	4,022
Cash at End of Period	$3,551	$7,576

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $3.9 million, compared to cash provided of $4.0 million for the six months ended June 30, 2024.

The net cash used in operating activities for the six months ended June 30, 2025 reflected a net loss before non-controlling interest of $17.6 million. Cash provided by operating activities was adjusted primarily by non-cash items of $13.5 million, including: (i) $7.5 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, litigation financing liability and the debt conversion embedded derivatives, (ii) the amortization of deferred discount $0.9 million, (iii) note payable accretion of $1.1 million, (iv) share-based compensation of $91,484, and (v) $1.1 million of PIK interest. Other operating activities resulted in an increase in working capital of $0.1 million. This $0.1 million increase includes a $0.1 million increase to accounts payable, a $0.3 million increase to accrued expenses, predominantly related to our NAFTA arbitration, offset by decreases of $0.2 million in accounts receivable and $0.3 million in other assets.

The net cash provided by operating activities for the six months ended June 30, 2024 reflected a net loss before non-controlling interest of $2.8 million, which includes other income of $9.4 million from a residual economic interest in a salvaged shipwreck. Cash provided by operating activities is adjusted primarily by non-cash items of $7.3 million, including: (i) the amortization of deferred discount $2.0 million, (ii) note payable accretion of $1.2 million, (iii) share-based compensation of $1.6 million, (iv) $1.1 million in changes in fair value of derivative liabilities, and (v) $1.0 million of PIK interest. Other operating activities resulted in an increase in working capital of $0.6 million. This $0.6 million increase includes a $0.7 million increase to accrued expenses, predominantly related to our NAFTA arbitration, offset by a decrease of $0.4 million in other assets.

Investing Activities

There were no cash flows used in or provided by investing activities for the six months ended June 30, 2025. Cash flows used in investing activities for the six months ended June 30, 2024 consisted of $0.1 million of purchases of property and equipment.

Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2025 were $2.7 million, consisting primarily of $2.9 million of proceeds from the issuance of common stock and $0.5 million of proceeds from exercised warrants, offset by $0.3 million of debt obligation payments, $0.3 million payments on sale-leaseback financing and $97,135 of offering costs paid on financings.

Cash flows used in financing activities for the six months ended June 30, 2024 was $0.3 million, consisting primarily of $0.3 million of debt obligation payments.

Other Cash Flow and Equity Areas

General Discussion

At June 30, 2025, we had cash and cash equivalents of $3.6 million, a decrease of $1.2 million from the December 31, 2024 balance of $4.8 million. Financial debt of the company was $24.7 million and $22.9 million at June 30, 2025 and December 31, 2024, respectively.

Financings

The Company’s consolidated loans payable consisted of the following carrying values at:

	June 30, 2025	December 31, 2024
March 2023 Note	$13,830,484	$13,101,995
December 2023 Note	6,914,362	6,550,164
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	157,527	465,138
Finance liability (Note 16)	4,261,986	4,210,604
Total Loans payable	$25,798,368	$24,961,910
Less: Unamortized deferred lender fee	(93,918)	(119,530)
Less: Unamortized debt discount	(1,030,558)	(1,906,850)
Total Loans payable, net	$24,673,892	$22,935,530
Less: Current portion of loans payable	(20,801,906)	(13,084,379)
Loans payable—long term	$3,871,986	$9,851,151

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

The change in fair value of the March 2023 Warrants for the three months ended June 30, 2025 and 2024 was an increase of $2.4 million and an increase of $2.2 million, respectively, and an increase $1.4 million and a decrease of $0.3 million for the six months ended June 30, 2025 and 2024, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at June 30, 2025 and December 31, 2024 was $3.3 million and $1.9 million, respectively.

For the three months ended June 30, 2025 and 2024, we incurred $0.4 million and $0.6 million, respectively, of interest expense from the amortization of the debt discount and $27,386 and $18,141, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

For the six months ended June 30, 2025 and 2024, we incurred $0.7 million and $1.2 million, respectively, of interest expense from the amortization of the debt discount and $54,471 and $36,283, respectively, of interest from fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $13.0 million and $11.6 million as of June 30, 2025 and December 31, 2024, respectively, which includes interest Paid In Kind (“PIK”) of $0.7 million and $1.2 million, respectively, and was net of unamortized debt fees of $55,374 and $89,820, net of unamortized debt discount of $0.7 million and $1.5 million, respectively, associated with the fair value of the warrant. The total face value of this obligation on June 30, 2025 and December 31, 2024, was $13.8 million and $13.1 million, respectively. As of June 30, 2025, the current interest rate of the March 2023 Notes was 11.0%.

At June 30, 2025 and December 31, 2024, the debt instrument amounted to $13.8 million and $13.1 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $3.1 million and $2.7 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

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

On June 6, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents. As part of these amendments, the holders of the March 2023 Notes and December 2023 notes (a) acknowledged and consented to the amendment of the JV Agreement and related transactions, (a) released their liens on the equity of Oceanica; and (b) were granted new liens on the equity interests in ORM held by the Company.

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

The change in fair value of the December 2023 Warrants for the three months ended June 30, 2025 and 2024 was a an increase of $1.2 million and an increase of $1.1 million, respectively, and an increase of $0.8 million and an increase of $1.0 million for the six months ended June 30, 2025 and 2024, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at June 30, 2025 and December 31, 2024 was $1.6 million and $0.8 million, respectively.

For the three months ended June 30, 2025 and 2024, we recorded $0.1 million and $0.4 million, respectively, of interest expense from the amortization of the debt discount and $10,267 and $10,877, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

For the six months ended June 30, 2025 and 2024, we recorded $0.2 million and $0.8 million, respectively, of interest expense from the amortization of the debt discount, and $20,422 and $21,754, respectively, of interest from the fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $6.6 million and $6.0 million as of June 30, 2025 and December 31, 2024, and was net of unamortized debt fees of $31,027 and $29,710, respectively, net of unamortized debt discount of $0.3 million and $0.5 million, respectively, associated with the fair value of the warrants. The total face value of this obligation at June 30, 2025 and December 31, 2024, was $6.9 million and $6.6 million, respectively. The current interest rate of the December 2023 Notes was 11.0%.

At June 30, 2025 and December 31, 2024, the debt instrument amounted to $6.7 million and $6.6 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $0.5 million and $0.3 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

As discussed above, (a) on January 31, 2025 and February 25, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents to implement and in furtherance of the Company’s post-closing obligations under the December 2024 amendment to the March 2023 Note Purchase Agreement; and (b) on June 6, 2025, the Company entered into amendments to the March 2023 Notes transaction documents and the December 2023 Notes transaction documents pursuant to which the noteholders consented to the amendment to the JV Agreement, released their liens on the equity interests in Oceanica, and obtained a security interest in the equity interests in ORM held by the Company.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates since December 31, 2024.

New Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in this quarterly report.

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

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2025, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

Management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for each of the periods presented in this report in conformity with U.S. GAAP.

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

Remediation Efforts to Address Material Weakness

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions to remediate the material weakness in internal control over financial reporting by (a) hiring a controller with responsibility for monitoring the performance of controls by control owners, (b) continuing our evaluation of the skills and experience of our existing personnel with respect to public company experience and appropriate level of expertise in the respective areas of accounting, SEC financial reporting and associated internal controls commensurate with the type, volume and complexity of our accounting operations, transactions and reporting requirements, and (c) engaging accounting advisory consultants to provide additional depth and breadth in our SEC financial reporting and technical accounting functions, which consultants we expect to continue to utilize until we have ensured that our internal personnel have the appropriate expertise and experience. In addition, we have reinforced the importance of adherence to Company policies regarding control performance and related documentation with control owners, identified training and resource needs for control owners, and developed monitoring activities to validate the performance of controls by control owners.

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

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weakness described above, there were no changes during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Administrators and officers (the “Subsidiary D&Os”) of Oceanica and ExO received or accrued the right to receive an aggregate of 1,911,666 member interests of Oceanica (the “Compensation Quotas”) as compensation for their services in those roles over several years. Odyssey and each of the Subsidiary D&Os entered into Oceanica Equity Exchange Agreements (collectively, the “Oceanica Equity Exchange Agreements”) on June 27, 2025, whereby the Subsidiary D&Os assigned the Compensation Quotas to Odyssey in exchange for shares of Odyssey’s common stock. This exchange resulted in the transfer of the Subsidiary D&Os interests in Oceanica (via the Compensation Quotas) to Odyssey in exchange for shares of Odyssey’s common stock. Accordingly, Odyssey is obligated to issue an aggregate of 1,841,137 shares of its common stock to the Subsidiary D&Os pursuant to the Agreements. Pursuant to the Oceanica Equity Exchange Agreements, the shares are contractually restricted, and will not be legally issued until the earlier to occur of (i) the fifth anniversary of the exchange or (ii) the date on which the environmental impact statement or certain other approvals are obtained by Phosagmex or ExO.

During the second quarter of 2025, purchasers under the SPA exercised options to purchase 2,601,595 Additional SPA Shares of the Company’s common stock at an exercise price of $1.10 per share, and holders of the March 2023 Warrants exercised the warrants to purchase 460,000 shares of the Company’s common stock at an exercise price of $1.10 per share. The Company will use the proceeds of the stock option and warrant exercises in the aggregate amount of $3,529,754 to fund the Company’s operations.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

During the second quarter of 2025, the Company was informed that Mark D. Gordon, the Company’s Chairman and Chief Executive Officer, and John D. Longley, the Company’s President and Chief Operating Officer, respectively, had each adopted a written plan for the sale of shares of the Company’s common stock. Mr. Longley’s plan also relates to sales of common stock for the account of a revocable trust of which he serves as trustee. The plans were adopted on May 15, 2025, and are intended to satisfy the conditions to the affirmative defense set forth in Rule 10b5-1(c) under the Exchange Act.

Mr. Gordon’s plan will expire on August 14, 2026, and relates to the sale of up to 200,000 shares of common stock issuable upon the settlement of restricted stock units held by Mr. Gordon. Mr. Longley’s plan will expire on December 31, 2026, and relates to the sale of up to 256,049 shares of common stock issuable upon the exercise of vested stock options and the settlement of restricted stock units held by Mr. Longley and the revocable trust. Under Mr. Gordon’s plan and Mr. Longley’s plan, a securities brokerage firm will sell the shares for the account of Mr. Gordon and Mr. Longley and the trust, respectively, and neither Mr. Gordon nor Mr. Longley or the trust will have any control over the timing of sales under the plans; however, the brokerage firm will not sell any shares at any price below specified minimum prices set forth in the plans. Any transactions under the plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

ITEM 6. Exhibits

Exhibit Number	Description
10.1	First Amendment to Securities Purchase Agreement dated April 28, 2025
10.2	Second Amendment to Securities Purchase Agreement dated May 14, 2025
10.3	Shareholders Agreement dated June 4, 2025
10.4	Amended and Restated Amendment to Joint Venture Agreement and Joinder dated August 18, 2025
10.5	Third Amendment to Securities Purchase Agreement dated June 11, 2025
10.6	Fourth Amendment to Securities Purchase Agreement dated June 20, 2025
10.7	Form of Amended and Restated Equity Exchange Agreement dated June 27, 2025
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 19, 2025	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer