Form 10-Q
period 2025-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2025-11-12
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), as of November 5, 2025 was 55,738,491.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,816,220	$4,791,743
Accounts and other related party receivables	67,320	285,764
Other current assets	321,434	683,626
Total current assets	6,204,974	5,761,133

NON-CURRENT ASSETS
Investment in unconsolidated entities	8,864,428	9,885,779
Option to purchase equity securities in related party	334,974	455,416
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	479,099	534,016
Other non-current assets	34,296	34,295
Total non-current assets	11,534,048	12,730,757
Total assets	$17,739,022	$18,491,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$507,406	$748,403
Accrued expenses	9,416,238	8,634,576
Loans payable, current portion	6,485,754	13,084,379
Total current liabilities	16,409,398	22,467,358

Loans payable	3,902,252	9,851,151
Debt derivative liabilities	1,474,000	3,052,000
Warrant liabilities	14,201,314	4,798,759
Litigation financing	64,716,855	56,950,377
Deferred contract liability	334,974	455,416
Total liabilities	101,038,793	97,575,061

Commitments and contingencies (Note 9)

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.0001 par value; 24,984,166 shares authorized; none issued and outstanding	—	—
Common stock – $0.0001 par value; 75,000,000 shares authorized; 50,384,898 and 28,825,333 issued and outstanding	5,039	2,883
Additional paid-in capital	260,708,273	264,191,579
Accumulated deficit	(306,118,162)	(280,439,023)
Total stockholders’ deficit before non-controlling interest	(45,404,850)	(16,244,561)
Non-controlling interest	(37,894,921)	(62,838,610)
Total stockholders’ deficit	(83,299,771)	(79,083,171)
Total liabilities and stockholders’ deficit	$17,739,022	$18,491,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Marine services	$60,975	$207,363	$330,975	$590,248
Operating and other	—	6,538	—	42,282
Total revenue	60,975	213,901	330,975	632,530

OPERATING EXPENSES
Marketing, general and administrative	1,376,466	1,733,247	6,977,550	7,972,626
Operations and research	815,217	1,348,817	2,085,092	3,261,199
Total operating expenses	2,191,683	3,082,064	9,062,642	11,233,825
LOSS FROM OPERATIONS	(2,130,708)	(2,868,163)	(8,731,667)	(10,601,295)

OTHER INCOME (EXPENSE)
Interest income	4,809	108,047	111,566	115,770
Interest expense	(1,350,881)	(1,668,358)	(3,782,579)	(5,322,125)
(Loss) / Income on equity method investment	(1,192,040)	250,857	(1,510,148)	(96,508)
Change in derivative liabilities fair value	(8,650,397)	19,542,434	(16,112,283)	18,471,872
Residual economic interest in shipwreck	—	439,006	—	9,839,006
Other	(188,969)	431,612	(1,038,226)	1,020,956
Total other (expense) income	(11,377,478)	19,103,598	(22,331,670)	24,028,971
LOSS (INCOME) BEFORE INCOME TAXES	(13,508,186)	16,235,435	(31,063,337)	13,427,676

Income tax (provision) benefit	—	—	—	—
NET (LOSS) INCOME	(13,508,186)	16,235,435	(31,063,337)	13,427,676
Net loss attributable to non-controlling interest	435,440	2,452,801	5,384,198	7,231,481
NET (LOSS) INCOME attributable to Odyssey Marine Exploration, Inc.	$(13,072,746)	$18,688,236	$(25,679,139)	$20,659,157

NET (LOSS) INCOME PER SHARE
Basic	$(0.31)	$0.90	$(0.76)	$1.01
Diluted	$(0.31)	$0.13	$(0.76)	$(0.11)
Weighted average number of common shares outstanding:
Basic	41,582,879	20,665,783	33,857,748	20,524,779
Diluted	41,582,879	25,219,258	33,857,748	25,914,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT – Unaudited

	Three Months Ended September 30, 2025
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at June 30, 2025	32,484,832	$3,249	$240,235,734	$(293,045,416)	$(37,459,481)	$(90,265,914)
Share-based compensation	—	—	45,742	—	—	45,742
Consultant compensation paid in stock	—	—	71,715	—	—	71,715
Director compensation paid in stock	8,475	1	9,999	—	—	10,000
Common stock exchanged for convertible notes	13,517,698	1,352	15,534,263	—	—	15,535,615
Common stock issued in connection with Securities Purchase Agreement, net of equity issuance costs	4,373,893	437	4,810,820	—	—	4,811,257
Net loss	—	—	—	(13,072,746)	(435,440)	(13,508,186)
Balance at September 30, 2025	50,384,898	$5,039	$260,708,273	$(306,118,162)	$(37,894,921)	$(83,299,771)

	Three Months Ended September 30, 2024
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at June 30, 2024	20,590,644	$2,059	$258,412,973	$(294,126,036)	$(58,206,485)	$(93,917,489)
Share-based compensation	—	—	101,785	—	—	101,785
Common stock issued for convertible debt conversion	272,456	27	858,319	—	—	858,346
Net income	—	—	—	18,688,236	(2,452,801)	16,235,435
Balance at September 30, 2024	20,863,100	$2,086	$259,373,077	$(275,437,800)	$(60,659,286)	$(76,721,923)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT – Unaudited

(Continued)

	Nine Months Ended September 30, 2025
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at December 31, 2024	28,825,333	$2,883	$264,191,579	$(280,439,023)	$(62,838,610)	$(79,083,171)
Share-based compensation	—	—	137,226	—	—	137,226
Consultant compensation paid in stock	261,500	26	219,469	—	—	219,495
Director compensation paid in stock	44,879	5	27,279	—	—	27,284
Equity exchange in connection with Mexican corporate transactions	—	—	2,229,557	—	—	2,229,557
Changes in ownership interest in a subsidiary	—	—	(30,327,887)	—	30,327,887	—
Common stock exchanged for convertible notes	13,517,698	1,352	15,534,263	—	—	15,535,615
Common stock issued for warrants exercised	460,000	46	1,121,639	—	—	1,121,685
Common stock issued in connection with Securities Purchase Agreement, net of equity issuance costs	7,275,488	727	7,575,148	—	—	7,575,875
Net loss	—	—	—	(25,679,139)	(5,384,198)	(31,063,337)
Balance at September 30, 2025	50,384,898	$5,039	$260,708,273	$(306,118,162)	$(37,894,921)	$(83,299,771)

	Nine Months Ended September 30, 2024
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at December 31, 2023	20,420,896	$2,042	$263,616,186	$(296,096,957)	$(53,427,805)	$(85,906,534)
Share-based compensation	7,277	1	1,666,317	—	—	1,666,318
Cancellation of stock awards for payment of withholding tax requirements	—	—	(16,398)	—	—	(16,398)
Director compensation paid in share-based instruments	2,953	—	246,150	—	—	246,150
Fair value of warrants classified as liabilities	—	—	(7,754,438)	—	—	(7,754,438)
Common stock issued for convertible debt conversion	327,456	33	1,185,701	—	—	1,185,734
Common stock issued and exchanged with related party	104,518	10	429,559	—	—	429,569
Net income (loss)	—	—	—	20,659,157	(7,231,481)	13,427,676
Balance at September 30, 2024	20,863,100	$2,086	$259,373,077	$(275,437,800)	$(60,659,286)	$(76,721,923)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(31,063,337)	$13,427,676
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Services provided to unconsolidated entities	(330,975)	(590,248)
Depreciation	56,504	58,164
Financing fees amortization	123,520	77,443
Amortization of finance liability	486,335	71,395
Amortization of deferred discount	1,342,069	2,892,088
Note payable interest accretion	1,576,348	1,773,903
Note interest paid-in-kind (“PIK”)	1,661,606	1,204,226
Right-of-use (“ROU”) asset amortization	—	121,568
Share-based compensation	137,226	1,666,318
Director and consultant compensation paid in stock	246,779	246,150
Loss on equity method investment	1,510,148	96,509
Equity exchange in connection with Mexican corporate transactions	2,229,557	—
Change in fair value of derivative liabilities	16,112,283	(18,471,872)
Changes in operating assets and liabilities:
Accounts receivable and other related party receivables	218,130	26,197
Changes in operating lease liability	—	(129,140)
Other assets	362,191	464,703
Accounts payable	(240,533)	30,321
Accrued expenses and other	(456,016)	(554,326)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6,028,165)	2,411,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,587)	(88,380)
Cash paid for investment in unconsolidated entity	(157,508)	—
NET CASH USED IN INVESTING ACTIVITIES	(159,095)	(88,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of stock-based awards withheld for payment of withholding tax requirements	—	(16,398)
Equity issuance costs	(97,135)	—
Payment of debt obligations	(465,138)	(3,468,750)
Proceeds from warrants exercised	506,000	—
Proceeds from issuance of common stock	7,673,010	—
Payment on sale leaseback financing	(405,000)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,211,737	(3,485,148)

NET INCREASE (DECREASE) IN CASH	1,024,477	(1,162,453)
CASH AT BEGINNING OF PERIOD	4,791,743	4,021,720
CASH AT END OF PERIOD	$5,816,220	$2,859,267

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$430,282
Director and consultant compensation paid in stock	$246,779	$246,150

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of debt to common stock	$15,535,615	$1,185,701
Contribution to Phosagmex (Note 7)	$1,968,855	$—
Fair value adjustment of exercised warrants	$615,685	$—
Changes in ownership interest in a subsidiary	$30,327,887	$—

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of these interim condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year. Certain immaterial corrections of prior year amounts have been made to conform to the current period presentation; these corrections did not have an impact on the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of changes in stockholder’s deficit or condensed consolidated statements of cash flows.

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

Our consolidated non-restricted cash balance at September 30, 2025 was $5.8 million. We have a working capital deficit at September 30, 2025 of $10.2 million. The total consolidated book value of our assets was approximately $17.7 million at September 30, 2025, which includes cash of $5.8 million.

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

Bismarck Exploration License

The Company follows the guidance set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, in accounting for the exploration license held by Bismarck Mining Corporation, Ltd., (the “Bismarck Exploration License”). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. The Company was notified in November 2023 that the 2022 exploration license renewal application was approved. The most recent renewal application was submitted in July 2024, and we expect to receive a response by December 31, 2025. Until renewal is received, the Bismarck Exploration License will continue in force over the area covered by the application until the determination of the application pursuant to applicable law. The Bismarck Exploration License is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. We test the Bismarck Exploration License for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance in ASC 350. We did not have any impairment indicators for the three and nine months ended September 30, 2025 and 2024.

Investment in Unconsolidated Entities

As discussed in Note 6 – Investment in Unconsolidated Entities, the Company has cost basis method investments and equity method investments with related parties. As of September 30, 2025 and December 31, 2024, there were no variable interest entities (“VIEs”) for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually, or earlier if a triggering event is observed.

Refer to Note 7 – Joint Venture, for details on the Company’s joint venture with Capital Latinoamericano, S.A. de C.V. (“CapLat”) and certain affiliates of the Company.

Long-Lived Assets

We did not have any impairment indicators related to long-lived assets for the three and nine months ended September 30, 2025 and 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Average market price during the period	$1.61	$3.75	$1.02	$4.16
Option awards	2,159,574	1,233,090	2,159,574	1,529,824
Unvested restricted stock awards	—	—	—	10,087
Convertible notes	5,474,613	—	5,474,613	—
Common stock warrant related	10,267,387	5,878,427	10,727,387	2,174,716
Put options	—	—	3,871,880	—
Equity exchange rights in connection with Mexican Corporate Transactions	1,841,132	—	640,687	—

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net (loss) income attributable to Odyssey Marine Exploration, Inc.	$(13,072,746)	$18,688,236	$(25,679,139)	$20,659,157
Numerator:
Basic net (loss) income available to stockholders	$(13,072,746)	$18,688,236	$(25,679,139)	$20,659,157
Income (loss) on equity method investment	—	746,505	—	(256,062)
Fair value change of debt instruments	—	(5,285,472)	—	(5,528,725)
Fair value change of warrants	—	(10,798,965)	—	(17,394,715)
Fair value change of convertible debt	—	(6,279)	—	(360,690)
Diluted net (loss) income available to stockholders	$(13,072,746)	$3,344,025	$(25,679,139)	$(2,881,035)

Denominator:
Weighted average common shares outstanding – Basic	41,582,879	20,665,783	33,857,748	20,524,779
Dilutive effect of options	—	24,862	—	—
Dilutive effect of other derivative instruments	—	3,871,880	—	3,871,880
Dilutive effect of warrants	—	519,690	—	1,386,386
Dilutive effect of convertible debt instruments	—	137,043	—	131,488
Weighted average common shares outstanding – Diluted	41,582,879	25,219,258	33,857,748	25,914,533

Net (loss) income per share:
Basic	$(0.31)	$0.90	$(0.76)	$1.01
Diluted	$(0.31)	$0.13	$(0.76)	$(0.11)

Segment Reporting

We evaluate the products and services that produce our revenue and the geographical regions in which we operate to determine reportable segments in accordance with ASC 280, Segment Reporting. Based on that evaluation, we have determined that we have only one operating segment.

See Note 17 – Segment Reporting, for further discussion related to the segment information.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued new guidance on income tax disclosures (ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”). Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s condensed consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses.” The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s condensed consolidated financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance in ASU 2025-05 provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for and disclosure of internal-use software costs. The guidance removes all references to project stages, defines the threshold to begin capitalizing costs, and clarifies the disclosure requirements of capitalized software costs. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The adoption of this standard will not have a significant effect on the Company’s condensed consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 3 – ACCOUNTS RECEIVABLE AND OTHER RELATED PARTY RECEIVABLES, NET

Our accounts receivable consist of the following:

	September 30, 2025	December 31, 2024
Related party (Note 5)	$67,320	$67,320
Other	—	218,444
Total accounts receivable and other, net	$67,320	$285,764

NOTE 4 – OTHER CURRENT ASSETS

Our other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid assets	$146,006	$564,930
Other	140,353	83,430
Deposits	35,075	35,266
Total other current assets	$321,434	$683,626

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 5 – RELATED PARTY TRANSACTIONS

CIC Limited

The Company has provided services to and owns approximately 14.3% of the equity interests in CIC Limited (“CIC”), a deep-sea mineral exploration company. The Company’s lead director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 11.9% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules, and Odyssey’s board of directors has formed a special committee of disinterested directors to address any matters relating to CIC. The Company provided services to CIC in accordance with the terms of a Services Agreement pursuant to which Odyssey provides certain back-office services to CIC in exchange for a recurring monthly fee, as well as other deep-sea mineral related services on a cost-plus profit basis and is compensated for these services with a combination of cash and equity in CIC. The Services Agreement expired by its terms on August 1, 2025, and the Company expects to be compensated in cash for any future services provided to CIC, unless the parties agree to an alternative form of consideration for payment in a new services agreement.

We invoiced CIC for technical services a total of $37,500 and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, which are recorded in Marine services in our condensed consolidated statements of operations. The Company was paid in equity of CIC for its services. In addition, the Company had the option to accept equity in lieu of cash for payment of cash expenditures due from CIC. The Company opted not to accept equity from CIC in lieu of cash for its cash expenditures. The Services Agreement with CIC expired on August 1, 2025, and was not renewed.

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

During the three months ended September 30, 2025 and 2024, we invoiced OML for technical services a total of $23,475 and $26,439, respectively, and $68,475 and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, which are recorded in Marine services in our condensed consolidated statements of operations.

ORM, Oceanica and ExO

Joint Venture and Mexican Corporate Transactions

As described in more detail in Note 7 – Joint Venture, the Company formed Phosagmex, S.A.P.I. de C.V. (“Phosagmex”) on June 4, 2025, as the joint venture entity contemplated by the JV Agreement (as defined below). In connection with the formation of this joint venture, Oceánica Resources México, S. de R.L. de C.V. (“ORM”), a newly formed subsidiary of the Company, became a 50% shareholder of Phosagmex, and the Company entered into a series of agreements and transactions to implement the joint venture, which are detailed below and are collectively referred to as the “Mexican Corporate Transactions.”

Debt Conversion

Odyssey and its subsidiary Oceanica Marine Operations Limited (“OMO”) previously held three notes (the “Oceanica-ExO Notes”) issued and/or guaranteed by two of the Company’s majority-owned subsidiaries (ExO and Oceanica) in the aggregate principal amount of approximately $23.0 million, which was advanced to ExO and Oceanica to fund working capital, exploration and legal expenses. The Oceanica-ExO Notes accrued interest at 18% per annum. Pursuant to each of the Oceanica-ExO Notes, the holder had the right at any time to convert all or any portion of the outstanding principal amount and accrued interest under the Oceanica-ExO Notes into units of equity interests in Oceanica (“Oceanica Quotas”). If the holder elected to convert the debt, then the number of Oceanica Quotas the holder was entitled to receive equaled the quotient determined by dividing the amount of the indebtedness converted by the applicable conversion price, $2.75, as stated in the Oceanica-ExO Notes.

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

As of December 31, 2024, the aggregate outstanding amount, including accrued interest, of the Oceanica-ExO Notes was approximately $124.9 million. As of June 10, 2025, the aggregate balance of the Oceanica-ExO Notes, including accrued interest, was $135.1 million and the aggregate Arbitration Expenses balance was approximately $2.6 million. On June 10, 2025, the Company converted the total Oceanica-ExO Indebtedness in the amount of $137.7 million into Oceanica Quotas.

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

Oceanica Equity Exchange Agreements

Administrators and officers (the “Subsidiary D&Os”) of Oceanica and ExO received or accrued the right to receive an aggregate of 1,911,666 Quotas (the “Compensation Quotas”) as compensation for their services in those roles over several years. Odyssey and each of the Subsidiary D&Os entered into an Equity Exchange Agreement (collectively, the “Oceanica Equity Exchange Agreements”) on June 27, 2025, whereby the Subsidiary D&Os assigned their Compensation Quotas to Odyssey in exchange for shares of Odyssey’s Common Stock. Accordingly, Odyssey is obligated to issue an aggregate of 1,841,137 shares of its Common Stock to the Subsidiary D&Os pursuant to the Oceanica Equity Exchange Agreements. Pursuant to the Oceanica Equity Exchange Agreements, the shares are contractually restricted, and will not be legally issued until the earlier to occur of (i) the fifth anniversary of the exchange or (ii) the date on which the environmental impact statement (the “MIA”) or certain other approvals are obtained by Phosagmex or ExO. The Subsidiary D&Os include certain current directors and executive officers of Odyssey, Mark Justh, Mark Gordon and John Longley, who exchanged their Compensation Quotas for the right to receive an aggregate of 914,950 shares of Odyssey’s Common Stock.

ORM Subscription

In June 2025, the Company exchanged its equity interests in Oceanica, including the Oceanica Quotas and the Compensation Quotas, for a subscription in membership interests of ORM, pursuant to which the Company holds approximately 78.3% of the membership interests of ORM as of September 30, 2025. As a result of the ORM subscription by the Company and other equity holders of Oceanica, ORM holds approximately 90.0% of the member interests of Oceanica.

ExO Concession Rights

In June 2025, in accordance with the JV Agreement, Oceanica caused ExO to enter into an agreement to assign its legal rights to specified mining concessions held by ExO to Phosagmex subject to the condition that the concessions are reinstated. Refer to Note 7 – Joint Venture for further information.

Certain Stockholders

We have entered into financing transactions with certain stockholders that beneficially own more than five percent of our outstanding Common Stock as of September 30, 2025, as disclosed in the most recent individual stockholder’s Schedule 13G as filed with the SEC:

•
FourWorld Capital Management LLC (“FourWorld”) beneficially owns approximately 5.10% of our Common Stock.
•
Greywolf Opportunities Master Fund II LP and its affiliates (“Greywolf”) beneficially owns approximately 9.3% of our Common Stock.
•
Funds managed by Two Seas Capital LP (“Two Seas”) own approximately 9.5% of our Common Stock.
•
Capital Latinoamericano, S.A. de C.V. and its affiliate Promotora de Inversiones CapLat Espana, S.L. beneficially own approximately 11.64% of our Common Stock.

2022 Equity Transaction

On June 10, 2022, we completed the 2022 Equity Transaction, pursuant to which we issued the 2022 Warrants (as defined below). As of September 30, 2025, FourWorld, Greywolf and Two Seas held 2022 Warrants to purchase 205,777 shares of our Common Stock, 342,391 shares of our Common Stock and 447,761 shares of our Common Stock, respectively, at an exercise price of $3.35 per share.

March 2023 Note Purchase Agreement

On March 6, 2023, we entered into the March 2023 Note Purchase Agreement (as defined below), pursuant to which we issued the March 2023 Note and the March 2023 Warrants (each as defined below). FourWorld, Two Seas and Greywolf each purchased portions of the March 2023 Note and March 2023 Warrants. Principal and interest payments during the three and nine months ended September 30, 2025 and 2024 were as detailed below.

•
FourWorld:
o
Interest expense for the March 2023 Note held by FourWorld amounted to $30,474 and $31,899 for the three months ended September 30, 2025 and 2024, respectively, and $88,062 and $97,575 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, $85,656 of interest expense was capitalized to principal as paid-in-kind and none was paid in cash. During the nine months ended September 30, 2024, $64,260 of interest expense was capitalized to principal as paid-in-kind and $33,282 was paid in cash. There were no cash principal payments made during the nine months ended September 30, 2025.
o
As of September 30, 2025, FourWorld held March 2023 Notes amounting to $1.1 million of principal and accrued interest, all of which was converted to shares of our Common Stock subsequent to September 30, 2025. Refer to Note 10 – Loans Payable and Note 18 – Subsequent Events for additional information.
o
As of September 30, 2025, FourWorld held March 2023 Warrants to purchase 285,715 shares of our Common Stock at an exercise price of $1.10 per share.
•
Two Seas:
o
Interest expense for the March 2023 Note held by Two Seas amounted to $71,015 and $83,946 for the three months ended September 30, 2025 and 2024, respectively, and $216,267 and $246,110 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, $216,124 was capitalized to principal as paid-in-kind and none was paid in cash. During the nine months ended September 30, 2024, $162,080 was capitalized to principal as paid-in-kind and $83,946 was paid in cash. During both the three and nine months ended September 30, 2025, Two Seas exercised its option to convert March 2023 Notes in the aggregate amount of $2.8 million in principal and accrued interest to 2,236,587 shares of our Common Stock. There were no cash principal payments made during the nine months ended September 30, 2025.
o
As of September 30, 2025, Two Seas had converted all of its outstanding March 2023 Notes to shares of our Common Stock. Refer to Note 10 – Loans Payable.
o
In April 2025, Two Seas exercised March 2023 Warrants to purchase 460,000 shares of our Common Stock at an exercise price of $1.10 per share.
o
As of September 30, 2025, Two Seas held March 2023 Warrants to purchase 267,514 shares of our Common Stock at an exercise price of $1.10 per share.
•
Greywolf:
o
Interest expense for the March 2023 Note held by Greywolf amounted to $86,182 and $206,756 for the three months ended September 30, 2025, and 2024, respectively, and $459,438 and $632,431 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, $555,375 was capitalized to principal as paid-in-kind and $86,182 was paid in cash. During the nine months ended September 30, 2024, $416,498 was capitalized to principal as paid-in-kind and none was paid in cash. During the three and nine months ended September 30, 2025, Greywolf exercised its option to convert March 2023 Notes in the aggregate amount of $7.2 million in principal and accrued interest to 6,554,624 shares of our Common Stock.
o
As of September 30, 2025, Greywolf had converted all its outstanding March 2023 Notes into shares of our Common Stock. Refer to Note 10 – Loans Payable.
o
As of September 30, 2025, Greywolf held March 2023 Warrants to purchase 1,851,852 shares of our Common Stock at an exercise price of $1.10 per share.

December 2023 Note Purchase Agreement

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement (as defined below), pursuant to which we issued the December 2023 Note and the December 2023 Warrants (each as defined below). FourWorld, Two Seas and Greywolf each purchased portions of the December 2023 Note and December 2023 Warrants. Principal and interest payments during the three and nine months ended September 30, 2025 and 2024 were as detailed below.

•
FourWorld:
o
Interest expense for the December 2023 Notes held by FourWorld amounted to $16,464 and $14,771 for the three months ended September 30, 2025 and 2024, respectively, and $47,575 and $42,831 for the nine months ended September 30, 2025 and 2024, respectively, which was accrued as of September 30, 2025. During the nine months ended September 30, 2025 and 2024, $46,292 and $32,732, respectively, of interest expense was capitalized to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the nine months ended September 30, 2025.
o
As of September 30, 2025, FourWorld held December 2023 Notes amounting to $0.6 million of principal and accrued interest, all of which was converted into shares of our Common Stock subsequent to September 30, 2025. Refer to Note 10 – Loans Payable and Note 18 – Subsequent Events for additional information.
o
As of September 30, 2025, FourWorld held December 2023 Warrants to purchase 117,648 shares and 17,630 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.
•
Two Seas:
o
Interest expense for the December 2023 Notes held by Two Seas amounted to $65,854 and $59,082 for the three months ended September 30, 2025 and 2024, respectively, and $190,301 and $171,324 for the nine months ended September 30, 2025 and 2024, respectively, which was accrued as of September 30, 2025. During the nine months ended September 30, 2025 and 2024, $185,167 and $130,927, respectively, of interest expense was capitalized to principal as paid-in-kind, and none was paid in cash. There were no cash principal payments made during the nine months ended September 30, 2025.
o
As of September 30, 2025, Two Seas held December 2023 Notes amounting to $2.4 million of principal and accrued interest, all of which was converted into shares of our Common Stock subsequent to September 30, 2025. Refer to Note 10 – Loans Payable and Note 18 – Subsequent Events for additional information.
o
As of September 30, 2025, Two Seas held December 2023 Warrants to purchase 470,588 shares and 70,522 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.

•
Greywolf:
o
Interest expense for the December 2023 Note held by Greywolf amounted to $7,516 and $29,541 for the three months ended September 30, 2025 and 2024, respectively, and $69,739 and $85,662 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, $92,584 was capitalized to principal as paid-in-kind and $7,516 was paid in cash. During the nine months ended September 30, 2024, $65,463 was capitalized to principal as paid-in-kind and none was paid in cash. During the nine months ended September 30, 2025, Greywolf exercised its option to convert December 2023 Notes in the aggregate amount of $1.2 million in principal and accrued interest to 1,086,458 shares of our Common Stock.
o
As of September 30, 2025, Greywolf had converted all of its outstanding March 2023 Notes into shares of our Common Stock. Refer to Note 10 – Loans Payable.
o
As of September 30, 2025, Greywolf held December 2023 Warrants to purchase 235,295 shares and 35,261 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.

Securities Purchase Agreement

On December 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”), in which Two Seas, CapLat and Greywolf participated.

•
Two Seas:
o
Two Seas purchased 1,818,182 shares of our Common Stock on December 23, 2024, pursuant to the SPA, and had the right to purchase 1,779,302 additional shares at the purchase price of $1.10 per share.
o
In the three and nine months ended September 30, 2025, Two Seas purchased an aggregate of 457,655 and 1,779,302 additional shares of Common Stock, respectively, and as of September 30, 2025, held no rights to purchase additional shares.
•
CapLat:
o
CapLat purchased 2,481,919 shares of our Common Stock on December 23, 2024, pursuant to the SPA, and had the right to purchase 2,428,747 additional shares at the purchase price of $1.10 per share.
o
In the three and nine months ended September 30, 2025, CapLat purchased an aggregate of 1,939,468 and 2,428,747 additional shares of Common Stock, respectively, and as of September 30, 2025, held no rights to purchase additional shares.
•
Greywolf:
o
Greywolf purchased 454,546 shares of our Common Stock on December 23, 2024, pursuant to the SPA, and had the right to purchase 444,826 additional shares at the purchase price of $1.10 per share.
o
In the three and nine months ended September 30, 2025, Greywolf purchased an aggregate of 355,860 and 444,826 additional shares of Common Stock, respectively, and as of September 30, 2025, held no rights to purchase additional shares.

During the second quarter of 2025, the Company entered into a series of amendments to the SPA. Refer to Note 14 – Stockholders’ Equity/(Deficit) for additional details on these amendments. As of September 30, 2025, all unexercised rights to purchase additional shares under the SPA had expired.

Services Agreement

The Company is party to a services agreement with one of the Company’s directors, Larissa T. Pommeraud, pursuant to which Ms. Pommeraud provides consulting services. The Company has paid Ms. Pommeraud $8,400 and $17,400 during the three and nine months ended September 30, 2025, respectively.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED ENTITIES

	September 30, 2025	December 31, 2024
Phosagmex, S.A.P.I. de C.V.	$(984,114)	$—
CIC Limited	5,265,949	5,003,449
Ocean Minerals, LLC	4,582,593	4,882,330
Investment in unconsolidated entities	$8,864,428	$9,885,779

Phosagmex, S.A.P.I. de C.V.

On June 4, 2025, the Company and certain of its affiliates formed Phosagmex as the joint venture contemplated by the JV Agreement. Refer to Note 7 – Joint Venture for further information, including summarized financial information.

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

At September 30, 2025 and December 31, 2024, Odyssey owned approximately 7.0% and 7.0%, respectively, of the issued and outstanding membership interest units of OML. The Company determined that OML is a VIE as it does not have sufficient equity at-risk to permit OML to finance its activities without additional subordinated financial support. However, Odyssey lacks the power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method.

Equity Exchange Agreement

In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey and the existing members of OML entered into an Equity Exchange Agreement (the “Equity Exchange Agreement”) pursuant to which such members of OML had the right, but not the obligation, to exchange membership interest units of OML held by them for shares of Odyssey’s Common Stock.

The Equity Exchange Agreement expired by its terms on January 3, 2025. Prior to its expiration, it was recorded as a liability within the scope of ASC 480, Distinguishing Liabilities from Equity, that was initially measured at fair value, and subsequent changes in the fair value of the liability were recognized in earnings. Because the value was determined to be zero as of December 31, 2024 and its expiration on January 3, 2025, there was no change recognized in the put option liability for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company recognized an increase of $1.0 million and a decrease of $0.2 million, respectively, in the put option liability assumed in the condensed consolidated statement of operations to record the fair value adjustment of the Equity Exchange Agreement.

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

Equity Method of Accounting

The Company has determined that OML operates more as a partnership in substance, and as the Company holds more than 3%—5% and has greater than virtually no influence over OML, the investment is within the scope of ASC 323, Investments –

Equity and Joint Ventures. Odyssey applied the equity method of investment accounting for its interest in OML, starting on July 3, 2023. As a result, OML is considered a related party.

At September 30, 2025 and December 31, 2024, the Company’s investment in OML was $4.6 million and $4.9 million, respectively, which was classified as an investment in unconsolidated entities in our condensed consolidated balance sheets.

Based on estimated financial information for OML, we recognized a $50,104 loss and a $0.3 million gain on equity method investment for the three months ended September 30, 2025 and 2024, respectively, and losses of $0.4 million and $0.1 million, for the nine months ended September 30, 2025 and 2024, respectively, in the condensed consolidated statements of operations for our proportionate share of the net loss of OML, which decreased our net income for the three and nine months ended September 30, 2025 and 2024. Our proportionate share of the net loss of OML can have a significant impact on the amount of Loss on Equity Method Investment in our condensed consolidated statements of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transactions to the extent of our ownership interest.

The following tables provide summarized financial information for OML, without adjustment for the Company’s percentage ownership, compiled from OML’s financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$424,838	$802,591	$830,687	$4,982,246
General expenses	$(457,911)	$(1,086,969)	$(1,508,519)	$(3,160,477)
Payroll expenses	$(554,721)	$(633,204)	$(1,759,004)	$(1,852,828)
Net (Loss) Income	$(718,764)	$(2,001,915)	$(5,152,232)	$(2,925,000)

	As of
	September 30, 2025	December 31, 2024
Total Assets	$37,911,776	$37,328,006
Total Liabilities	$17,612,962	$11,329,642

NOTE 7 – JOINT VENTURE

Joint Venture Agreement with Capital Latinoamericano, S.A. de C.V.

Background and Entity Formation

On December 23, 2024, the Company, certain of its affiliates and CapLat entered into a Joint Venture Agreement (the “JV Agreement”) pursuant to which Odyssey and CapLat agreed to work together to develop a strategic fertilizer production project in Mexico (the “Phosagmex Project”) building on the work completed by the Company to validate a high-quality subsea phosphate resource within Mexico’s Exclusive Economic Zone (the “Mexican EEZ”). Pursuant to the JV Agreement, the Company and CapLat agreed to work together to develop the Project and, subject to satisfaction of certain conditions, including certain regulatory approvals from Mexican governmental authorities, to invest through subsidiaries of each party as equal partners, subject to adjustment based on final contributions, in a newly formed joint venture entity that will own and continue to develop and operate the Phosagmex Project. CapLat is a key local partner in Mexico to develop the project due to its local knowledge of the Mexican business and political environment and its expertise in the food and agricultural industries. Odyssey has expertise critical to the fertilizer production project with respect to operating in the Mexican EEZ to extract phosphate ore needed for fertilizer production from the seafloor within the area located in the Gulf of Ulloa of the Baja California Sur Peninsula in the federal waters of Mexico.

On June 4, 2025, CapLat and ORM formed Phosagmex as the joint venture entity in accordance with the terms of the JV Agreement, with CapLat and ORM each holding 50.0% of the equity interests in Phosagmex, and entered into a shareholders’ agreement with terms as set forth in the JV Agreement.

In connection with the formation of Phosagmex, the Company, CapLat, Oceanica, ORM and ExO entered into an amendment to the JV Agreement on June 5, 2025, pursuant to which, among other things, ORM joined as a party to the JV Agreement and the parties agreed to make their respective initial capital contributions to Phosagmex, which were finalized on August 29, 2025.

On June 6, 2025, in accordance with the JV Agreement, Oceanica caused ExO to enter into an agreement to assign its legal rights to specified mining concessions held by ExO to Phosagmex subject to the condition that the concessions are reinstated.

Oceanica holds 99.998% of the equity interests in ExO. Each of Odyssey, ORM, Oceanica and ExO owns or holds assets and rights relating to the joint venture. The parties with direct economic interests in the joint venture are CapLat and ORM, each of which holds a 50% ownership interest in the joint venture.

CapLat’s Contribution

CapLat’s contributions to the joint venture included its contribution of expertise in the project and cash in the amount of $0.2 million for the payment of transaction-related taxes. In addition to its contributions to Phosagmex, CapLat has an ongoing obligation under the JV Agreement to lead all discussions with governmental authorities in connection with obtaining the necessary permits and approvals required for the Phosagmex Project. Upon finalization of the initial capital contribution of CapLat on August 29, 2025, the joint venture recognized its contribution as an expense subject to the share-based compensation guidance, based on the fair value of the contribution in the amount of $1.9 million.

Odyssey’s Contribution

Odyssey’s contributions to the joint venture included the legal rights to the ExO mining concessions and cash in the amount of $0.2 million for the payment of transaction-related taxes. ExO’s transfer of the legal rights to the concessions will include data, information and documents relating to the concessions. In addition to its contributions to Phosagmex, Odyssey has an ongoing obligation under the JV Agreement to provide technical, environmental and operational expertise, data, information, intellectual property, and personnel necessary for the efficient planning and execution of the Phosagmex Project.

On August 7, 2025, (1) the Company entered into a contribution agreement with certain subsidiaries pursuant to which the Company contributed to OME an account receivable in the amount of $1.98 million owed by ExO (the “ExO Receivable”), and (2) a subscription agreement with ORM pursuant to which the Company transferred the ExO Receivable to ORM in exchange for ORM member interests at a conversion rate of $2.75, consistent with the rate applied to the conversion of other amounts owed by Oceanica and ExO to the Company. On August 29, 2025, ORM contributed the ExO Receivable to Phosagmex in accordance with the JV Agreement as part of the Company’s contribution. As of September 30, 2025, the ExO mining concessions have not been reinstated. Therefore, Odyssey did not recognize any gain or loss associated with its contribution as of that time.

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

The Company concluded that Odyssey will account for its investment in the joint venture on a go-forward basis by adjusting its investment for its share of the Phosagmex’s financial activity, basis differences, eliminating intra-entity profits or losses until realized through transactions with third parties, and evaluating for impairment.

Based on most recently available financial information for Phosagmex, we recognized a $1.1 million loss on equity method investment for both the three and nine months ended September 30, 2025 in the condensed consolidated statements of operations for our proportionate share of the net loss of Phosagmex, which decreased our net income for the three and nine months ended September 30, 2025 and 2024 in our condensed consolidated statements of operations.

Summarized Financial Information

The following tables provide summarized financial information for Phosagmex, without adjustment for the Company’s percentage ownership, compiled from Phosagmex’s financial statements.

Three and Nine Months Ended September 30, 2025
Revenue	$—
General and administrative expenses	$(2,050,393)
Foreign exchange income (expense)	$6,036
Net (Loss) Income	$(2,044,357)

As of September 30, 2025
Total Assets	$345,380
Total Liabilities	$95,138

NOTE 8 – INCOME TAXES

During the nine months ended September 30, 2025, we generated federal net operating losses (“NOL”) of $7.2 million and foreign NOL carryforwards of $5.3 million. As of September 30, 2025, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $205.9 million and net operating loss carryforwards for foreign income tax purposes of approximately $32.0 million. From 2026 through 2027, approximately $26.4 million of the NOL will expire, and from 2028 through 2037, approximately $128.0 million of the NOL will expire. The NOL generated in 2018 through 2024 of approximately $44.3 million will be carried forward indefinitely.

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

Lease commitments

One of the Company’s lease agreements expired during 2024 and was extended for a one-year period, which ended July 31, 2025. On July 16, 2025, the Company entered into an extension for a one-year period ending July 31, 2026. As a result, using the short-term exception under ASC 842, Leases, the Company did not record a right-of-use (“ROU”) asset and lease obligation as of September 30, 2025.

The Company recognized $87,169 and $54,619 in rent expense associated with the Company’s leases for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $0.2 million for nine months ended September 30, 2025 and 2024, respectively, which were recorded in Marketing, general and administrative expenses on the condensed consolidated statement of operations. Future payments under the short-term leases will be $70,352 and $98,493 for the remainder of 2025 and 2026, respectively.

Joint Venture Agreement

On December 23, 2024, the Company and CapLat entered into the JV Agreement (refer to Note 7 – Joint Venture for more information). The JV Agreement provides that the Company and CapLat have exclusive rights to develop the Phosagmex Project, and that CapLat has the exclusive right to develop, with the Company, any projects in the Mexican EEZ owned or developed by the Company during the subsequent five years. Each of the parties has the right to terminate the JV Agreement if the investment into the joint venture entity does not occur on or prior to December 31, 2026, or if there is a change of control of either party. In the event of a termination based on a change of control, the non-terminating party would be entitled to a termination fee of $10.0 million. The JV Agreement also sets forth representations and warranties, covenants, conditions, termination provisions, and other provisions customary for comparable transactions.

NOTE 10 – LOANS PAYABLE

The Company’s consolidated loans payable consisted of the following carrying values at:

	September 30, 2025	December 31, 2024
March 2023 Note	$3,053,103	$13,101,995
December 2023 Note	2,968,970	6,550,164
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	52,788	465,138
Finance liability (Note 16)	4,292,252	4,210,604
Total Loans payable	$11,001,122	$24,961,910
Less: Unamortized deferred lender fee	(48,334)	(119,530)
Less: Unamortized debt discount	(564,782)	(1,906,850)
Total Loans payable, net	$10,388,006	$22,935,530
Less: Current portion of loans payable	(6,485,754)	(13,084,379)
Loans payable—long term	$3,902,252	$9,851,151

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

The change in fair value of the March 2023 Warrants for the three months ended September 30, 2025 and 2024 was an increase of $1.1 million and a decrease of $5.9 million, respectively, and an increase of $2.4 million and a decrease of $6.2 million for the nine months ended September 30, 2025 and 2024, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at September 30, 2025 and December 31, 2024 was $3.7 million and $1.9 million, respectively.

For the three months ended September 30, 2025 and 2024, we incurred $0.4 million and $0.5 million, respectively, of interest expense from the amortization of the debt discount, and $27,686 and $12,447, respectively, of interest from the fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

For the nine months ended September 30, 2025 and 2024, we incurred $1.1 million and $1.7 million, respectively, of interest expense from the amortization of the debt discount and $82,158 and $44,493, respectively, of interest from fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $2.7 million and $11.6 million as of September 30, 2025 and December 31, 2024, respectively, which includes interest Paid In Kind (“PIK”) of $3.2 million and $1.2 million, respectively, and was net of unamortized debt fees of $27,687 and $89,820, net of unamortized debt discount of $0.4 million and $1.5 million, respectively, associated with the fair value of the warrant. The total face value of this obligation on September 30, 2025 and December 31, 2024, was $3.1 million and $13.1 million, respectively. As of September 30, 2025, the current interest rate of the March 2023 Notes was 11.0%.

At September 30, 2025 and December 31, 2024, the debt instrument amounted to $3.1 million and $13.1 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $1.0 million and $2.7 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

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

During the third quarter of 2025, holders of the March 2023 AR Notes converted an aggregate of $11.3 million of indebtedness under the March 2023 AR Notes into 9,900,464 shares of the Company’s Common Stock.

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

The change in fair value of the December 2023 Warrants for the three months ended September 30, 2025 and 2024 was a an increase of $1.2 million and a decrease of $2.7 million, respectively, and an increase of $2.0 million and a decrease of $1.7 million for the nine months ended September 30, 2025 and 2024, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at September 30, 2025 and December 31, 2024, was $2.8 million and $0.8 million, respectively.

For the three months ended September 30, 2025 and 2024, we recorded $0.1 million and $0.4 million, respectively, of interest expense from the amortization of the debt discount and $10,380 and $10,996, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

For the nine months ended September 30, 2025 and 2024, we recorded $0.3 million and $1.2 million, respectively, of interest expense from the amortization of the debt discount and $30,802 and $32,750, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $2.7 million and $6.0 million as of September 30, 2025 and December 31, 2024, and was net of unamortized debt fees of $20,647 and $29,710, respectively, net of unamortized debt discount of $0.2 million and $0.5 million, respectively, associated with the fair value of the warrants. The total face value of this obligation at September 30, 2025 and December 31, 2024, was $3.0 million and $6.6 million, respectively. The current interest rate of the December 2023 Notes was 11.0%.

At September 30, 2025 and December 31, 2024, the debt instrument amounted to $3.0 million and $6.6 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $0.5 million and $0.3 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

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

During the third quarter of 2025, holders of the December 2023 AR Notes converted an aggregate of $4.2 million of indebtedness under the December 2023 Notes into 3,617,194 shares of the Company’s Common Stock.

Vendor Note Payable

As of September 30, 2025, we owed a vendor $0.5 million as an interest-bearing trade payable. This trade payable bears simple annual interest at a rate of 12.0%. As collateral, we granted the vendor a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in August 2018. Even though this agreement has matured, the creditor did not demand payment. There were no covenant requirements to meet that would expose the Company to default situations. Subsequent to September 30, 2025, this vendor note was satisfied in full pursuant to a settlement agreement; refer to Note 18 – Subsequent Events for more information.

AFCO Insurance Note Payable

On November 1, 2024, we executed the Premium Finance Agreement with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the Directors and Officers (“D&O”) Insurance premiums evidenced by the promissory note in the amount of $0.6 million equally over an 11-month period, bearing interest at a rate of 6.10% per annum, per annum, which matured on October 31, 2025.

Accrued interest

Total accrued interest associated with our financings was $0.9 million and $1.0 million as of September 30, 2025 and December 31, 2024, respectively.

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company did not have any financial assets measured on a recurring basis. The following tables summarize our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

		Fair Value at
	Level	September 30, 2025	December 31, 2024
Liabilities
Litigation financing	3	$64,716,855	$56,950,377
2022 Warrants	3	7,706,773	2,060,773
March 2023 Warrants	3	3,708,615	1,910,950
December 2023 Warrants	3	2,785,926	827,036
March 2023 Note Conversion Option	3	986,000	2,745,000
December 2023 Note Conversion Option	3	488,000	307,000
Total of fair valued liabilities		$80,392,169	$64,801,136

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

The following table summarizes the fair values and related carrying values of financial instruments at September 30, 2025 and December 31, 2024 that are not required to be remeasured at fair value on a recurring basis.

		September 30, 2025		December 31, 2024
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
March 2023 Note	2	$2,659,732	$3,109,625	$11,561,365	$12,422,050
December 2023 Note	2	$2,749,226	$2,996,296	$6,024,342	$6,622,108

Items not included in the above disclosures include cash and cash equivalents, accounts and other related party receivables, other current assets and accounts payable. The carrying values of those items, as reflected in the condensed consolidated balance sheets, approximate their fair value at September 30, 2025 and December 31, 2024. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which is determined using Level 1.

The table above also does not include the intangible assets related to the mining concession rights. As discussed in Note 7 – Joint Venture, the Company contributed concession rights to Phosagmex, subject to reinstatement of the concessions. As these rights have not been reinstated, the carrying value in the Company’s financial statements is zero; however, the Company estimated the fair value of the concession rights to be $1.9 million as of August 29, 2025, the contribution date. The fair value was determined under the Guideline Public Company method. Significant inputs include the estimated discount due to uncertainty of reinstatement (85%-95%), estimated capital expenditures necessary to commence mining operations ($91.2 million), discount rate (12.5%), estimated market multiple (0.65 x), and debt to true interest cost ratio (35%).

Changes in our Level 3 fair value measurements were as follows:

	37N Note Conversion Option	March 2023 Warrants	December 2023 Warrants	Put option liability	March 2023 Conversion Option	December 2023 Conversion Option	Litigation financing	2022 Warrants	Total
Balance as of December 31, 2024	$—	$1,910,950	$827,036	$—	$2,745,000	$307,000	$56,950,377	$2,060,773	$64,801,136
Change in fair value	—	(967,708)	(420,606)	—	(2,317,000)	(141,000)	1,713,439	(1,090,063)	(3,222,938)
Balance as of March 31, 2025	—	943,242	406,430	—	428,000	166,000	58,663,816	970,710	61,578,198
Warrants Exercised	—	(615,685)	—	—	—	—	—	—	(615,685)
Change in fair value	—	2,249,835	1,205,399	—	2,667,000	343,000	806,206	3,413,384	10,684,824
Balance as of June 30, 2025	—	2,577,392	1,611,829	—	3,095,000	509,000	59,470,022	4,384,094	71,647,337
Change in fair value	—	1,131,223	1,174,097	—	(2,109,000)	(21,000)	5,246,833	3,322,679	8,744,832
Balance as of September 30, 2025	$—	$3,708,615	$2,785,926	$—	$986,000	$488,000	$64,716,855	$7,706,773	$80,392,169

Balance as of December 31, 2023	$702,291	$—	$2,392,563	$5,637,162	$—	$—	$52,115,647	$13,399,822	$74,247,485
Change in fair value	(365,434)	(2,491,420)	(124,091)	(1,252,385)	—	—	576,173	(4,197,744)	(7,854,901)
Classification of warrants as liability	—	7,754,438	—	—	—	—	—	—	7,754,438
Balance as of March 31, 2024	336,857	5,263,018	2,268,472	4,384,777	—	—	52,691,820	9,202,078	74,147,022
Debt conversion - 55,000 common shares	(96,582)	—	—	—	—	—	—	—	(96,582)
Change in fair value	11,023	2,161,967	1,128,816	1,009,132	—	—	769,995	3,844,530	8,925,463
Balance as of June 30, 2024	251,298	7,424,985	3,397,288	5,393,909	—	—	53,461,815	13,046,608	82,975,903
Debt conversion - 55,000 common shares	(97,056)	—	—	—	—	—	—	—	(97,056)
Change in fair value	(6,279)	(5,913,083)	(2,745,188)	(5,285,472)	—	—	5,206,553	(10,798,965)	(19,542,434)
Balance as of September 30, 2024	$147,963	$1,511,902	$652,100	$108,437	$—	$—	$58,668,368	$2,247,643	$63,336,413

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

The Company determined that the financing arrangement was a derivative, measured at fair value within the scope of ASC 815, Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative are reported in earnings for the period. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation is recorded in our condensed consolidated balance sheet in Litigation financing and as of September 30, 2025 and December 31, 2024 amounted to $64.7 million and $57.0 million, respectively, with changes in the fair value of increases of $5.2 million and $5.2 million for the three months ended September 30, 2025 and 2024, respectively, and increases of $7.8 million and $6.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, the fair value of the derivative liability of the March 2023 Notes was $1.0 million and $2.7 million, respectively, and the fair value of the derivative liability of the December 2023 Notes was $0.5 million and $0.3 million, respectively, which are recorded within Debt derivative liability in the condensed consolidated balance sheet. In addition, the Company recorded decreases in the fair value of March 2023 Notes amounting to $2.1 million and $1.8 million for the three and nine months ended September 30, 2025, respectively, and changes in the fair value of December 2023 Notes amounting to a $21,000 decrease and a $0.2 million increase for the three and nine months ended September 30, 2025, respectively, all of which are recorded in Change in derivative liabilities fair value within the condensed consolidated statement of operations.

Subsequent to September 30, 2025, and prior to the date of this report, holders of March 2023 Notes and December 2023 Notes exercised their option to convert all remaining outstanding balances under those notes to shares of our Common Stock. As a result, the derivative liability for the March 2023 Notes and December 2023 Notes no longer exists as of the date of this report.

NOTE 13 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Compensation and incentives	$1,470	$2,400
Professional services	308,054	395,476
Deposits	525,000	450,000
Accrued interest	928,329	1,022,272
Exploration license fees	7,653,385	6,764,428
Total accrued expenses	$9,416,238	$8,634,576

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

Refer to Note 5 – Related Party Transactions, for additional information.

Pursuant to the Oceanica Equity Exchange Agreements, the Compensation Quotas were exchanged for Odyssey Common Stock with a value as of the date of the Oceanica Equity Exchange Agreements of $1.12 per share. Based upon an independent third-party valuation of the underlying assets of Oceanica as of the exchange date, the fair value of Oceanica’s member interests was determined to be $0.017 per Compensation Quota, resulting in additional fair value to the Oceanica D&Os in the aggregate amount of additional fair value of $2,029,575 for the aggregate 1,911,666 Compensation Quotas exchanged by the Oceanica D&Os. The Company determined that the exchange of the Oceanica Compensation Quotas (as defined above) being exchanged for Odyssey Common Stock should be accounted for as stock-based compensation, because all Oceanica D&Os provided services to Odyssey’s subsidiaries in the past, and the additional value provided is considered compensation related to prior services provided by the individuals. The Company further determined that the Oceanica Equity Exchange Agreements should be accounted for as a modification on June 27, 2025, and the modification represents a compensatory transaction within the scope of ASC 718. The Company evaluated the modification and concluded it was a Type I modification (probable-to-probable) because the Oceanica Compensation Quota awards were probable to vest prior to the modification, as they were fully vested when issued. Post-modification, the vesting of Odyssey Common Stock is also probable because it is subject only to the passage of time. As a result, the Company recognized the incremental value of $2,029,575 on June 27, 2025, the modification date.

Securities Purchase Agreement

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

During the three and nine months ended September 30, 2025, holders of the SPA options exercised their options to purchase an aggregate of 4,373,893 and 6,975,488 Additional SPA Shares, respectively, for a total purchase price of $4.8 million and $7.7 million, respectively. As of September 30, 2025, no options to purchase Additional SPA Shares remain outstanding.

Share-Based Compensation

The Company recorded share-based compensation expense related to our options and restricted stock units of $45,742 and $0.1 million, for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the Company issued 261,500 shares to two consultants for services provided to the Company; there were no shares issued to consultants for the three months ended September 30, 2025.

Restricted Stock Units (“RSU”)

During the nine months ended September 30, 2025, we granted an aggregate of 44,879 RSUs to two directors, which RSUs vested immediately upon being granted. The estimated fair value of each RSU was calculated using the share price at the date of the grant. The following is a summary of the restricted stock awards activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	44,879	$0.55
Vested	(44,879)	$0.55
Cancelled	—	$—
Unvested at September 30, 2025	—	$—

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

The Company used the following assumptions for the BSM to determine the fair value of the stock options granted during the nine months ended September 30, 2025.

March 27, 2025
Risk free interest rate	4.09%
Expected life (in years)	5
Expected volatility	119%
Expected dividend yield	0%
Grant-date fair value	0.36

Warrants

The following table sets forth a summary of changes in warrants outstanding from December 31, 2024 to September 30, 2025:

	Number of	Weighted-Average
	Warrants	Exercise Price
Balance at December 31, 2024	10,727,387	$2.30
Issued	—	$—
Exercised	(460,000)	$1.10
Cancellation/Expiration	—	$—
Balance at September 30, 2025	10,267,387	$2.36

Refer to Note 11 – Fair Value Measurements, for changes in fair value during the three and nine months ended September 30, 2025 and 2024.

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

For both the three and nine months ended September 30, 2025 and 2024, we had two customers, CIC and OML, both of which are related parties (see Note 5 – Related Party Transactions), that accounted for 100% of our total revenue. These same two customers accounted for 100% and 23.6% of the total accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively.

As of both September 30, 2025 and December 31, 2024, the Company held cash in financial institutions that were over the federally insured limits. The Company has not incurred losses on these accounts.

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

ORI was one of Odyssey’s subsidiaries that entered into one of the sale-leaseback financing obligations noted above. As noted in Note 6 – Investment in Unconsolidated Entities, Odyssey transferred all of its shares in ORI to OML as part of the Investment in OML. Pursuant to the OML Purchase Agreement, Odyssey is obligated to pay all amounts owed for rent and the repurchase of the marine equipment under the sale-leaseback agreement.

As of September 30, 2025 and December 31, 2024, the carrying values of the financing liabilities were $4.3 million and $4.2 million. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability for the remainder of 2025 and thereafter are as follows:

Year Ending December 31,	Annual payment obligation
2025	$135,000
2026	540,000
2027	4,710,000
Thereafter	—
$5,385,000

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

Significant expenses regularly reviewed by the CODM are Professional fees, Operations and research, excluding compensation which is reviewed separately and employee compensation. The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net loss, in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$60,975	$213,901	$330,975	$632,530

Less significant expenses:
Professional fees	879,408	658,003	2,711,849	2,008,393
Operations and research (excluding compensation)	646,610	1,186,802	1,579,264	2,784,798
Compensation:
Salaries and Wages	838,578	717,639	4,567,265	2,427,541
Share-based compensation	45,742	101,785	137,226	1,666,318
Total Compensation	884,320	819,424	4,704,491	4,093,859
Total Significant Expenses	2,410,338	2,664,229	8,995,604	8,887,050
Other segment items (gain)/loss (1)	11,158,823	(18,685,763)	22,398,708	(21,682,196)
Total Significant Expenses and Other Segment Items	$13,569,161	$(16,021,534)	$31,394,312	$(12,795,146)

Net Income/(Loss)	$(13,508,186)	$16,235,435	$(31,063,337)	$13,427,676

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

NOTE 18 – SUBSEQUENT EVENTS

Note Conversion Exercises

In October 2025, holders of the December 2023 Notes exercised their right to convert an aggregate amount of $3.1 million of the indebtedness under their December 2023 Notes into shares of Common Stock at conversion rates between $1.38 and $1.44 per share. Pursuant to the conversions, the Company issued 2,157,497 shares of Common Stock.

In October 2025, holders of the March 2023 Notes exercised their right to convert an aggregate amount of $3.1 million of the indebtedness under their March 2023 Notes into shares of Common Stock at conversion rates between $1.38 and $1.66 per share. Pursuant to the conversions, the Company issued 2,151,205 shares of Common Stock.

Warrant Exercises

In October 2025, holders of warrants to purchase Common Stock exercised their warrants to purchase 740,744 shares of Common Stock at $1.10 per share and 117,648 shares of Common Stock at $1.23 per share.

Vendor Note Payable

On October 16, 2025, we entered into a settlement and release agreement pursuant to which we satisfied in full our Vendor Note Payable in the principal amount of $0.5 million plus accrued interest, for a cash payment of $250,000 and assignment of certain equipment that secured the note.

Mid-Atlantic Critical Minerals

On November 6, 2025, we submitted an Unsolicited Request for Lease Sale of Marine Mineral Exploration and Development Rights to BOEM. If Odyssey obtains the requested lease, its capability to advance a project will be enhanced by an October 2025 collaboration agreement with Great Lakes Dredge & Dock Corporation (NASDAQ: GLDD), the nation’s largest dredging contractor and a trusted federal partner for coastal restoration and resilience projects.

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

Subsea Mineral Exploration Projects

Phosagmex Project

On December 23, 2024, the Company, certain of its affiliates and CapLat entered into the JV Agreement, pursuant to which Odyssey and CapLat agreed to work together to develop a strategic fertilizer production project in Mexico (the “Phosagmex Project”) building on the work completed by the Company to validate and quantify a high-quality subsea phosphate resource within Mexico’s Exclusive Economic Zone (the “Mexican EEZ”). Pursuant to the JV Agreement, the Company and CapLat agreed to work together to develop the Phosagmex Project and, subject to satisfaction of certain conditions, including certain regulatory approvals from Mexican governmental authorities, to invest through subsidiaries of each party as equal partners, subject to adjustment based on final contributions in a newly formed joint venture entity that will own and continue to develop and operate the Phosagmex Project. CapLat is key as a local partner in Mexico to develop the project due to its local knowledge of the Mexican business and political environment and its expertise in the food and agricultural industries. Odyssey is a key partner that has expertise critical to the phosphate and fertilizer production project with respect to operations in the Mexican EEZ to extract phosphate ore needed for fertilizer production from the seafloor within the area located in the Gulf of Ulloa of the Baja California Sur Peninsula in the Mexican EEZ, as well as processing phosphate ore into commercially viable products serving the fertilizer industry in Mexican and global markets.

The Phosagmex Project includes a rich deposit of phosphate sands located 70-90 meters deep within the Mexican EEZ. This deposit contains a large amount of high-grade phosphate ore that can be extracted on a commercially viable basis (essentially a standard dredging operation). The product will be attractive to Mexican and other world producers of fertilizers because it can provide important benefits to Mexico’s and the rest of North America’s agricultural development. The deposit lies within exclusive mining concessions described in more detail below.

Pursuant to the JV Agreement, on June 4, 2025, the parties formed Phosagmex as a joint venture entity. On June 6, 2025, in accordance with the JV Agreement, the Company’s subsidiary, Exploraciones Oceánicas S. de R.L. de CV (“ExO”) entered into an agreement to transfer its legal rights to the mining concessions described below that include the phosphate ore for the Phosagmex Project to Phosagmex subject to reinstatement of the concessions.

In 2012, ExO was granted the first of three 50-year mining licenses by Mexico (extendable for another 50 years) for the deposit that lies 25-40 km offshore in Baja California Sur. In October 2024, the Company discovered that the Mexican mining authority unlawfully cancelled ExO’s mining concessions in June and August 2024. ExO challenged the cancellation in November 2024. In September and October 2025, the Tribunal Federal de Justicia Administrativa (“TFJA”) issued orders annulling the 2024 cancellations of the concessions, thereby restoring the legal validity of the concessions. Certain issues relating to concession fees remain under review before a Federal Circuit Tribunal (“Tribunal”). Once the concession fee issues are resolved by the Tribunal the assignment of the concessions to Phosagmex will be effective.

After the concessions have been reinstated and the assignment to Phosagmex is effective, Phosagmex will submit an application for an environmental permit to move forward with the Phosagmex project. Although the permit application will be based on the underlying exploration work and environmental research by ExO described below, the application will include certain significant changes to reflect the Phosagmex Project plan.

ExO Permit Application

We spent more than three years preparing an environmentally sustainable development plan with the assistance of experts in marine dredging and leading environmental scientists from around the world.

In 2015, ExO applied for a permit to move forward with the project. Notwithstanding the factors stated above, in April 2016 the Mexican Ministry of the Environment and Natural Resources (“SEMARNAT”) unlawfully rejected the permit application. ExO challenged the decision in Mexican federal court and in March 2018, the TFJA, an 11-judge panel, ruled unanimously that SEMARNAT denied the application in violation of Mexican law and ordered the agency to re-take its decision. Just prior to the change in the Mexican administration later in 2018, SEMARNAT denied the permit a second time in defiance of the court. ExO challenged the decision again before the TFJA. On October 25, 2024, the TFJA announced its ruling in favor of SEMARNAT. ExO appealed the TFJA’s ruling. On November 5, 2025, the Tribunal denied ExO’s appeal of the TFJA’s ruling. Because ExO has transferred the concessions to Phosagmex and does not intend to pursue the project, the Tribunal’s decision does not impact our business or strategic plan to advance this project. As described above, Phosagmex will submit its own environmental permit application when the concessions are reinstated.

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

In February 2022, the Cook Islands Seabed Minerals Authority (“SBMA”) awarded CIC a five-year exploration license beginning June 2022 within the Cook Islands’ exclusive economic zone. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling and testing of vessels and equipment, which informed requirements for on-going viable operational functions as the basis for a longer-term operation over the license period. The early operations also resulted in preliminary resource sampling, which will ultimately accrue to the resource evaluation and regional environmental assessment.

Through a wholly owned subsidiary, we have earned and now hold approximately 14.3% of the current outstanding equity units of CIC issued in exchange for provision of services by the Company. We achieved our current equity position through the provision of services rendered to CIC (see Note 6 – Investment in Unconsolidated Entities).

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

United States Critical Minerals

On April 24, 2025, the President of the United States issued Executive Order 14285, titled “Unleashing America’s Offshore Critical Minerals and Resources.” This directive mandates federal agencies to expedite the responsible exploration and development of seabed mineral resources on the outer continental shelf (the “OCS”) of the United States, quantify the nation’s offshore mineral endowment, and reinvigorate domestic leadership in extraction and processing technologies. The order further prioritizes the establishment of secure domestic supply chains for critical inputs essential to U.S. national security, energy transition, infrastructure modernization, and food security.

Odyssey is well positioned to benefit from the regulatory momentum and policy priorities laid out in the executive order. Our projects focus on ocean mineral resources that are essential for both agricultural resilience and emerging clean energy technologies. Our subsea mineral exploration experience is directly applicable to all of the projects being considered by the U.S. government.

Odyssey has been qualified by the U.S. Department of the Interior’s Bureau of Ocean Energy Management (“BOEM”) to acquire and hold a marine minerals lease since 2021. Lease applications are subject to agency review and public process, but recent regulatory actions in response to the executive order are expected to accelerate timelines and enhance the transparency and predictability of the permitting process. We are considering areas with significant mineral prospectivity as determined through our proprietary Global Prospectivity Program. We have high confidence that these areas within the OCS that align directly with the country’s stated goals of producing a sustainable supply of critical minerals that are sourced and processed in the U.S.

Mid-Atlantic Critical Minerals

On November 6, 2025, we submitted an Unsolicited Request for Lease Sale of Marine Mineral Exploration and Development Rights to BOEM. Odyssey’s request is among the first under the Outer Continental Shelf Lands Act (OCSLA) of 1953 in U.S. jurisdiction under BOEM’s oversight.

The proposed lease area, located within the U.S. OCS off the Mid-Atlantic coast, is highly prospective for heavy mineral sands rich in titanium, zirconium, rare earth elements, and phosphate. Together, these materials are critical to U.S. national defense, domestic manufacturing, and food security, underpinning U.S. manufacturing and agriculture—from aerospace alloys and smartphones to medical devices and fertilizers. Additionally, offshore sand and gravel resources from the recovery process can support coastal resiliency efforts.

If BOEM grants the requested lease sale at the conclusion of its process and Odyssey obtains the development rights, Odyssey’s project will commence with the collection of comprehensive environmental and geological data to inform responsible resource assessment and project design. If the project advances to recovery, operations will utilize shallow-water dredging, a well-established and extensively studied method already used regularly worldwide for navigation and coastal resilience, implemented in ways that mitigate potential impacts. Odyssey carefully selected the proposed lease area to avoid sensitive habitats, marine protected areas, and active maritime zones, as well as to respect conservation areas.

If Odyssey obtains the requested lease, its capability to advance a project will be enhanced by an October 2025 collaboration agreement with Great Lakes Dredge & Dock Corporation (NASDAQ: GLDD), the nation’s largest dredging contractor and a trusted federal partner for coastal restoration and resilience projects.

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

In December 2024, we amended the March 2023 Notes (as defined below) and the December 2023 Notes (as defined below) to, among other items, extend the maturity date of our obligations, and add a conversion feature, thereby deferring a material cash need. The holders of March 2023 Notes and the December 2023 Notes have exercised their right to convert the notes in full, which alleviated our need for cash to repay the notes on their December 31, 2025 and April 1, 2026 maturity dates. In addition, on December 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of Common Stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The proceeds of that sale of Common Stock, together with other anticipated cash inflows, provided sufficient operating funds into the second quarter of 2025. The SPA further provided the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of Common Stock at a purchase price of $1.10 per share at a subsequent closing to be held on July 31, 2025, or such later date as may be agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA. During the nine months ended September 30, 2025, purchasers exercised their options to purchase 6,975,488 additional shares of Common Stock under the SPA at $1.10 per share, for an aggregate purchase price of $7.7 million. During the nine months ended September 30, 2025, holders of the Company’s warrants to purchase Common Stock exercised their warrants to purchase 460,000 shares of Common Stock at $1.10 per share, for an aggregate purchase price of $0.5 million. Subsequent to September 30, 2025 and through the date of this report, holders of the Company’s warrants to purchase Common Stock exercised their warrants to purchase 740,744 shares of Common Stock at $1.10 per share and 117,648 shares of Common Stock at $1.23 per share, for an aggregate purchase price of $1.0 million. Sales of Common Stock pursuant to stock options and warrants are expected to provide sufficient operating funds through the first quarter of 2026.

Our consolidated non-restricted cash balance at September 30, 2025 was $5.8 million. We have a working capital deficit at September 30, 2025 of $10.2 million. The total consolidated book value of our assets was approximately $17.7 million at September 30, 2025, which includes cash of $5.8 million. The fair market value of these assets may differ from their net carrying book value. The factors noted above raise substantial doubt about our ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest thousands and therefore do not necessarily sum in columns or rows. For more details refer to the Financial Statements in Part I, Item 1.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,		Change
Increase/(Decrease) (in thousands)	2025	2024	$	%

Total revenue	$61	$214	$(153)	(71.5)%
Marketing, general and administrative	1,376	1,733	$(357)	(20.6)%
Operations and research	815	1,349	$(534)	(39.6)%
Total operating expenses	$2,192	$3,082	$(890)	(28.9)%
Total other (expense) income	(11,377)	19,104	$(30,481)	(159.6)%
Net (loss) income	(13,508)	16,235	$(29,743)	(183.2)%
Net loss attributable to non-controlling interest	435	2,453	$(2,018)	(82.3)%
Net loss attributable to Odyssey Marine Exploration, Inc.	$(13,073)	$18,688	$(31,761)	(170.0)%

Revenue

The revenue generated in each period was a result of performing marine research and project administration services for our customers and related parties. Total revenue for the three months ended September 30, 2025 was approximately $61,000, a decrease of $0.2 million as compared to $0.2 million for the three months ended September 30, 2024. We do not consider the fluctuation period over period to be significant.

One company to which we provided these services in both years is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an indirect interest in the company (see Note 5 – Related Party Transactions elsewhere in this Quarterly Report on Form 10-Q). The Company’s Services Agreement with CIC expired on August 1, 2025. In addition, during the three months ended September 30, 2025 and 2024, we also provided services to OML, which is also a related party that we account for under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses primarily comprise all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses for the three months ended September 30, 2025 were $1.4 million, a decrease of $0.4 million as compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease of $0.3 million of professional services fees for audit and consulting, a decrease of $91,000 in legal fees, and a decrease of $56,000 in stock-based compensation.

Operations and research expenses are primarily focused on deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses for the three months ended September 30, 2025 were $0.8 million, a decrease of $0.5 million as compared to the three months ended September 30, 2024. The decrease was primarily due to $0.8 million of decreased costs associated with licenses and permits, which stopped accruing in June 2024, partially offset by an increase of $0.3 million in professional fees driven by the Mexican Corporate Transactions.

Total Other Income/Expense

Total other income/expenses were expenses of $11.4 million and income $19.1 million for the three months ended September 30, 2025 and 2024, respectively, resulting in a net expense increase of $30.5 million. The increased expense was attributable to: (i) a $28.2 million decrease in the change in fair value of derivative liabilities, relating primarily to the change in fair value of warrants; (ii) $1.4 million increased loss on equity method investments, (iii) $0.4 million of other income in 2024 from our residual economic interest from our legacy shipwreck business that was not present in 2025, and (iv) a $0.6 million decreased foreign exchange income, which were offset by (x) a $0.3 million decrease in interest expense.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any income taxes for the three months ended September 30, 2025 and 2024.

Non-Controlling Interest

The non-controlling interest adjustment for the three months ended September 30, 2025 was $0.4 million as compared to $2.5 million for the three months ended September 30, 2024. The substance of this adjustment is primarily due to the decrease in costs relating to permit fees and other standard operating costs.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,		Change
Increase/(Decrease) (in thousands)	2025	2024	$	%

Total revenue	$331	$633	$(302)	(47.7)%
Marketing, general and administrative	6,978	7,973	$(995)	(12.5)%
Operations and research	2,085	3,261	$(1,176)	(36.1)%
Total operating expenses	$9,063	$11,234	$(2,171)	(19.3)%
Total other (expense) income	(22,332)	24,029	$(46,361)	(192.9)%
Net (loss) income	(31,063)	13,428	$(44,491)	(331.3)%
Net loss attributable to non-controlling interest	5,384	7,231	$(1,847)	(25.5)%
Net (loss) income attributable to Odyssey Marine Exploration, Inc.	$(25,679)	$20,659	$(46,338)	(224.3)%

Revenue

Total revenue for the nine months ended September 30, 2025 was $0.3 million, a decrease of $0.3 million as compared to $0.6 million for the nine months ended September 30, 2024. The decrease was mainly related to the expiration of the Services Agreement with CIC.

One company to which we provided these services in both periods is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an indirect interest in the company (see Note 5 – Related Party Transactions). In addition, during the nine months ended September 30, 2025 and 2024, we also provided services to OML, which is also a related party that we account for under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses for the nine months ended September 30, 2025 were $7.0 million, a decrease of $1.0 million as compared to $8.0 million for the nine months ended September 30, 2024. The decrease primarily resulted from a decrease of $1.7 million in professional services largely attributable to audit, consulting and legal fees and a decrease of $1.5 million in share-based compensation expense. These decreases were partially offset by $2.2 million of director fees in connection with the Mexican Corporate Transactions.

Operations and research expenses for the nine months ended September 30, 2025 were $2.1 million, a decrease of $1.2 million as compared to $3.3 million for the nine months ended September 30, 2024. The decrease is primarily as a result of a $2.0 million decrease in licenses and permits, partially offset by a $0.8 million increase in other professional fees.

Total Other Income and Expense

Total other income/expense was $22.3 million of expenses and $24.0 million of income for the nine months ended September 30, 2025 and 2024, respectively, resulting in a decrease of $46.4 million.

The decreased total other income/expense was attributable to: (i) $34.6 million of increased loss in the change in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, litigation financing liability, and debt conversion embedded derivatives, (ii) $9.8 million of other income in 2024 from our residual economic interest from our legacy shipwreck business which was not present in 2025, (iii) $2.1 million in decreased foreign exchange income, and (iv) a $1.4 million decrease in the loss on equity method investment. These were partially offset by a $1.5 million increase in interest expense, which includes debt discount amortization.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any income taxes for the nine months ended September 30, 2025 and 2024.

Non-Controlling Interest

The non-controlling interest adjustment in the nine months ended September 30, 2025 was $5.4 million as compared to $7.2 million for the nine months ended September 30, 2024. The substance of this adjustment is primarily due to the decrease in permit fees and other standard operating costs.

Liquidity and Capital Resources

Discussion of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2025	2024

Summary of Cash Flows:
Net Cash (Used In) Provided By Operating Activities	$(6,028)	$2,411
Net Cash Used In Investing Activities	(159)	(88)
Net Cash Provided By (Used In) Financing Activities	7,212	(3,485)
Net Increase (Decrease) In Cash	$1,024	$(1,162)
Cash at Beginning of Period	4,792	4,022
Cash at End of Period	$5,816	$2,859

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $6.0 million, compared to cash provided of $2.4 million for the nine months ended September 30, 2024.

The net cash used in operating activities for the nine months ended September 30, 2025 reflected a net loss before non-controlling interest of $31.1 million. Cash provided by operating activities was adjusted primarily by non-cash items of $25.2 million, including: (i) $16.1 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, litigation financing liability and the debt conversion embedded derivatives, (ii) the amortization of deferred discount $1.3 million, (iii) note payable accretion of $1.6 million, (iv) $2.2 million exchange in connection with Mexican Corporate Transactions, (v) $1.7 million of PIK interest, (vi) $1.5 million of loss on equity method investment, (vii) $0.2 million of director and consultant compensation paid in stock and (viii) other share-based compensation of $0.1 million,. Other operating activities resulted in an increase in working capital of $0.1 million. This $0.1 million increase includes a $0.2 million increase to accounts payable, a $0.5 million increase to accrued expenses, predominantly related to our NAFTA arbitration, offset by decreases of $0.2 million in accounts receivable and $0.4 million in other assets.

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

Investing Activities

Cash flows used in investing activities for the three and nine months ended September 30, 2025 and 2024 consisted of $1,587 and $0.1 million of purchases of property and equipment, respectively.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2025 were $7.2 million, consisting primarily of $7.7 million of proceeds from the issuance of common stock and $0.5 million of proceeds from exercised warrants, offset by $0.5 million of debt obligation payments, $0.4 million payments on sale-leaseback financing and $97,135 of offering costs paid on financings.

Cash flows used in financing activities for the nine months ended September 30, 2024 was $3.5 million, consisting primarily of $3.5 million of debt obligation payments.

Other Cash Flow and Equity Areas

General Discussion

At September 30, 2025, we had cash and cash equivalents of $5.8 million, an increase of $1.0 million from the December 31, 2024 balance of $4.8 million. Financial debt of the company was $10.4 million and $22.9 million at September 30, 2025 and December 31, 2024, respectively.

Financings

The Company’s consolidated loans payable consisted of the following carrying values at:

	September 30, 2025	December 31, 2024
March 2023 Note	$3,053,103	$13,101,995
December 2023 Note	2,968,970	6,550,164
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	484,009	484,009
AFCO Insurance note payable	52,788	465,138
Finance liability (Note 16)	4,292,252	4,210,604
Total Loans payable	$11,001,122	$24,961,910
Less: Unamortized deferred lender fee	(48,334)	(119,530)
Less: Unamortized debt discount	(564,782)	(1,906,850)
Total Loans payable, net	$10,388,006	$22,935,530
Less: Current portion of loans payable	(6,485,754)	(13,084,379)
Loans payable—long term	$3,902,252	$9,851,151

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

The change in fair value of the March 2023 Warrants for the three months ended September 30, 2025 and 2024 was an increase of $1.1 million and a decrease of $5.9 million, respectively, and an increase of $2.4 million and a decrease of $6.2 million for the nine months ended September 30, 2025 and 2024, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at September 30, 2025 and December 31, 2024 was $3.7 million and $1.9 million, respectively.

For the three months ended September 30, 2025 and 2024, we incurred $0.4 million and $0.5 million, respectively, of interest expense from the amortization of the debt discount, and $27,686 and $12,447, respectively, of interest from the fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

For the nine months ended September 30, 2025 and 2024, we incurred $1.1 million and $1.7 million, respectively, of interest expense from the amortization of the debt discount and $82,158 and $44,493, respectively, of interest from fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $2.7 million and $11.6 million as of September 30, 2025 and December 31, 2024, respectively, which includes interest Paid In Kind (“PIK”) of $3.2 million and $1.2 million, respectively, and was net of unamortized debt fees of $27,687 and $89,820, net of unamortized debt discount of $0.4 million and $1.5 million, respectively, associated with the fair value of the warrant. The total face value of this obligation on September 30, 2025 and December 31, 2024, was $3.1 million and $13.1 million, respectively. As of September 30, 2025, the current interest rate of the March 2023 Notes was 11.0%.

At September 30, 2025 and December 31, 2024, the debt instrument amounted to $3.1 million and $13.1 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $1.0 million and $2.7 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

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

During the third quarter of 2025, holders of the March 2023 AR Notes converted an aggregate of $11.3 million of indebtedness under the March 2023 AR Notes into 9,900,464 shares of the Company’s Common Stock.

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

The change in fair value of the December 2023 Warrants for the three months ended September 30, 2025 and 2024 was a an increase of $1.2 million and a decrease of $2.7 million, respectively, and an increase of $2.0 million and a decrease of $1.7 million for the nine months ended September 30, 2025 and 2024, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at September 30, 2025 and December 31, 2024, was $2.8 million and $0.8 million, respectively.

For the three months ended September 30, 2025 and 2024, we recorded $0.1 million and $0.4 million, respectively, of interest expense from the amortization of the debt discount and $10,380 and $10,996, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

For the nine months ended September 30, 2025 and 2024, we recorded $0.3 million and $1.2 million, respectively, of interest expense from the amortization of the debt discount and $30,802 and $32,750, respectively, of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

The carrying value of the debt was $2.7 million and $6.0 million as of September 30, 2025 and December 31, 2024, and was net of unamortized debt fees of $20,647 and $29,710, respectively, net of unamortized debt discount of $0.2 million and $0.5 million, respectively, associated with the fair value of the warrants. The total face value of this obligation at September 30, 2025 and December 31, 2024, was $3.0 million and $6.6 million, respectively. The current interest rate of the December 2023 Notes was 11.0%.

At September 30, 2025 and December 31, 2024, the debt instrument amounted to $3.0 million and $6.6 million, respectively, and was recorded on the condensed consolidated balance sheets in Loans payable – short term, and the embedded derivative amounted to $0.5 million and $0.3 million, respectively, and was recorded on the condensed consolidated balance sheets in debt derivative.

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

During the third quarter of 2025, holders of the December 2023 AR Notes converted an aggregate of $4.2 million of indebtedness under the December 2023 Notes into 3,617,194 shares of the Company’s Common Stock.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates since December 31, 2024, except as described below.

As discussed in Note 7 – Joint Venture, the Company contributed concession rights to Phosagmex, subject to reinstatement of the concessions. As these rights have not been reinstated, the carrying value in the Company’s financial statements is zero; however, the Company estimated the fair value of the concession rights to be $1.9 million as of August 29, 2025, the contribution date. The fair value was determined under the Guideline Public Company method. Significant inputs include the estimated discount due to uncertainty of reinstatement (85%-95%), estimated capital expenditures necessary to commence mining operations ($91.2 million), discount rate (12.5%), estimated market multiple (0.65 x), and debt to true interest cost ratio (35%).

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

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2025, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

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

The Company anticipates that the actions described above and resulting improvements in controls will strengthen the Company’s processes, procedures and controls related to management’s review of accounting positions for significant and complex transactions and will address the related material weakness. However, the material weakness cannot be considered remediated until the applicable control has operated for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts of the material weakness described above, there were no changes during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2025, purchasers under the SPA exercised options to purchase 4,373,893 Additional SPA Shares at an exercise price of $1.10 per share. The Company will use the proceeds of the stock option in the aggregate amount of $4,811,282 to fund the Company’s operations.

During the third quarter of 2025, holders of the March 2023 Notes and December 2023 Notes converted their indebtedness of $11,336,641 and $4,198,974, respectively, into 9,900,464 shares and 3,617,194 shares of the Company’s Common Stock, respectively, at exercise prices between $1.10 and $1.29 per share.

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

Mr. Gordon’s plan will expire on August 14, 2026, and relates to the sale of up to 200,000 shares of common stock issuable upon the settlement of restricted stock units held by Mr. Gordon. Mr. Longley’s plan will expire on December 31, 2026, and relates to the sale of up to 256,049 shares of common stock issuable upon the exercise of vested stock options and the settlement of restricted stock units held by Mr. Longley and the revocable trust. Under Mr. Gordon’s plan and Mr. Longley’s plan, a securities brokerage firm will sell the shares for the account of Mr. Gordon and Mr. Longley and the trust, respectively, and neither Mr. Gordon nor Mr. Longley or the trust will have any control over the timing of sales under the plans; however, the brokerage firm will not sell any shares at any price below specified minimum prices set forth in the plans. Transactions under the plans during October 2025 have been and any future transactions under the plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

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

ODYSSEY MARINE EXPLORATION, INC.

Date: November 11, 2025	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer