Form 10-K
period 2025-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2026-03-31
CIK 798528

critical1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025 or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 001-31895

ODYSSEY MARINE EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1018684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Odyssey Marine Exploration, Inc. based on the closing price of $1.18 for the Common Stock, $0.0001 par value per share (“Common Stock”), on the Nasdaq Capital Market on June 30, 2025, was approximately $38.3 million.

As of March 26, 2026, the Registrant had 58,225,462 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K incorporates by reference to certain portions of the Company’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the year ended December 31, 2025.

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

Importance of Seabed Mineral Exploration

Global demand for critical minerals has increased significantly, while existing supply chains face structural constraints and geopolitical risks that may limit their ability to respond at scale. These dynamics affect manufacturers and governments worldwide, including the United States and its allies, and may contribute to supply disruptions and industrial bottlenecks in strategic sectors. Ocean mineral resources represent a potential pathway to diversify global sources of supply when evaluated and developed within established regulatory frameworks. As a U.S.-based company, Odyssey focuses on identifying and responsibly evaluating ocean mineral resources that may contribute to domestic economic resilience, industrial capacity, and national security objectives.

Benefits of Ocean Mineral Resource Development

Ocean mineral resource development may offer certain potential operational and logistical attributes when evaluated under appropriate technical, regulatory, and market conditions.

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

Odyssey believes that, when evaluated and developed responsibly and in accordance with applicable environmental and regulatory requirements, ocean mineral resource development may represent a viable and complementary approach to contributing to future global supplies of critical minerals. The Company is focused on advancing seafloor mineral projects with an emphasis on regulatory compliance, environmental stewardship, and long‑term economic viability.

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

Subsea Mineral Exploration Projects

Phosagmex Project

On December 23, 2024, the Company, certain of its affiliates and Capital Latinoamericano, S.A. de C.V. (“CapLat”) entered into a Joint Venture Agreement (the “JV Agreement”), pursuant to which Odyssey and CapLat agreed to work together to develop a strategic fertilizer production project in Mexico (the “Phosagmex Project”) building on the work completed by the Company to validate and quantify a high-quality subsea phosphate resource within Mexico’s Exclusive Economic Zone (the “Mexican EEZ”). Pursuant to the JV Agreement, the Company and CapLat agreed to work together to develop the Phosagmex Project and, subject to satisfaction of certain conditions, including certain regulatory approvals from Mexican governmental authorities, to invest through subsidiaries of each party as equal partners, subject to adjustment based on final contributions in a newly formed joint venture entity that will own and continue to develop and operate the Phosagmex Project. CapLat is key as a local partner in Mexico to develop the Phosagmex Project due to its local knowledge of the Mexican business and political environment and its expertise in the food and agricultural industries. Odyssey is a key partner that has expertise critical to the phosphate and fertilizer production project with respect to operations in the Mexican EEZ to extract phosphate ore needed for fertilizer production from the seafloor within the area located in the Gulf of Ulloa of the Baja California Sur Peninsula in the Mexican EEZ, as well as processing phosphate ore into commercially viable products serving the fertilizer industry in Mexican and global markets.

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

Pursuant to the JV Agreement, on June 4, 2025, the parties formed Phosagmex as a joint venture entity. On June 6, 2025, in accordance with the JV Agreement, the Company’s subsidiary, Exploraciones Oceánicas S. de R.L. de CV (“ExO”), entered into an agreement to transfer its legal rights to the mining concessions described below that include the phosphate ore for the Phosagmex Project to Phosagmex subject to reinstatement of the concessions.

In 2012, ExO was granted the first of three 50-year mining licenses by Mexico (extendable for another 50 years) for the deposit that lies 25-40 km offshore in Baja California Sur. In October 2024, the Company discovered that the Mexican mining authority unlawfully cancelled ExO’s mining concessions in June and August 2024. ExO challenged the cancellation in November 2024. In September and October 2025, the Tribunal Federal de Justicia Administrativa (“TFJA”) issued orders annulling the 2024 cancellations of the concessions, thereby restoring the legal validity of the concessions. Certain issues relating to concession fees remain under review before a Federal Circuit Tribunal (“Tribunal”). Once the concession fee issues are resolved by the Tribunal, the assignment of the concessions to Phosagmex will be effective.

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

ExO NAFTA Arbitration

In addition, in April 2019, we filed an arbitration claim under the North American Free Trade Agreement (“NAFTA”) against Mexico on behalf of Odyssey and ExO to protect our stockholders’ interests and significant investment in the project. Our claim sought compensation on the basis that SEMARNAT’s wrongful repeated denial of authorization has destroyed the value of our investment in violation of NAFTA.

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

CIC Project:

CIC Limited (“CIC”) is a deep-sea mineral exploration company. CIC is supported by a consortium of companies providing expertise and financial contributions in support of the development of a project in the Cook Islands. Odyssey is a member of the consortium, which also includes Royal Boskalis Westminster.

In February 2022, the Cook Islands Seabed Minerals Authority (“SBMA”) awarded CIC a five-year exploration license beginning June 2022 within the Cook Islands’ exclusive economic zone. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling and testing of vessels and equipment, which informed requirements for ongoing viable operational functions as the basis for a longer-term operation over the license period. The early operations also resulted in preliminary resource sampling, that ultimately will accrue to the resource evaluation and regional environmental assessment.

Through a wholly owned subsidiary, we have earned and now hold approximately 13.4% of the current outstanding equity units of CIC issued in exchange for the provision of services by the Company. We achieved our current equity position through the provision of services rendered to CIC (see Note 5, Investment in Unconsolidated Entities).

Ocean Minerals, LLC Project:

Ocean Minerals LLC (“OML”) is a deepwater critical minerals exploration and development company incorporated in the Cayman Islands. Moana Minerals Limited (“Moana Minerals”) is a wholly owned subsidiary of OML and is a deepwater critical metals exploration and development company incorporated in the Cook Islands with offices and operations based in Rarotonga, Cook Islands. In February 2022, the SBMA awarded Moana Minerals a five-year exploration license (“EL3”) for a 23,630 square kilometer area in the Cook Islands’ exclusive economic zone.

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

On June 4, 2023, Odyssey entered into a purchase agreement to acquire an approximately 13% interest in OML in exchange for a contribution by Odyssey of its interest in its then wholly owned subsidiary, Odyssey Retriever, Inc. (“ORI”), whose sole asset was a 6,000-meter remotely operated vehicle (“ROV”), cash contributions of up to $10.0 million in a series of transactions over the following year, a Contribution Agreement and an Equity Exchange Agreement. On July 3, 2023, the parties consummated the initial closing of the purchase agreement, pursuant to which Odyssey’s wholly owned subsidiary obtained approximately 6.28% of OML’s outstanding equity interests. On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement (“OML Termination Agreement”). The OML Termination Agreement terminated the parties’ rights and obligations relating to the purchase of additional equity interests in OML, but did not affect Odyssey’s ownership of the Initial OML Units or its obligation to pay the lease payments for the ROV (see Note 5 – Investment in Unconsolidated Entities). The OML Termination Agreement also did not affect the Equity Exchange Agreement or Contribution Agreement.

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

Offshore survey and mapping operations commenced in December 2021 in the Papua New Guinea, Lihir license area and was completed in 2022. This work produced a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This allowed characterization of the geologic setting of the area and essentially created a “snapshot” of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling. In the first half of 2023, a comprehensive project plan was designed identifying specific target areas for geological and environmental samples to be collected in future offshore operations. No timetable has been set for operations to commence, as operational plans are currently being developed. In March 2026, Bismarck received a seventh term renewal for the Bismarck Exploration License.

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

Since 2021, Odyssey has been qualified by the U.S. Department of the Interior’s Bureau of Ocean Energy Management (“BOEM”) to acquire and hold a marine minerals lease. Lease applications are subject to agency review and public process, but recent regulatory actions in response to the executive order are expected to accelerate timelines and enhance the transparency and predictability of the permitting process. We are considering areas with significant mineral prospectivity as determined through our proprietary Global Prospectivity Program. We have high confidence that these areas within the OCS that align directly with the country’s stated goals of producing a sustainable supply of critical minerals that are sourced and processed in the U.S.

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

During 2025 there was, and we believe there will continue to be, significantly increased interest in the recovery of subsea minerals throughout the oceans of the world. We are uniquely qualified to provide governments and international agencies with knowledge and skills to help manage these resources.

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

Mark D. Gordon (age 65) has served as Chief Executive Officer since October 1, 2014, and was appointed to the Board of Directors (the “Board”) in January 2008. Mr. Gordon also served as President from October 2007 to June 2019, when he was appointed Chairman of the Board. Previously, Mr. Gordon served as Chief Operating Officer since October 2007 and as Executive Vice President of Sales and Business Development since January 2007 after joining Odyssey as Director of Business Development in June 2005. Prior to joining Odyssey, Mr. Gordon owned and managed four different ventures.

John D. Longley, Jr. (age 59) has served as Chief Operating Officer since October 1, 2014, and was appointed President in June 2019. Previously Mr. Longley served as Executive Vice President of Sales and Business Development since February 2012. Mr. Longley was originally the Director of Sales and Business Operations when he joined the Company in May 2006. Prior to joining Odyssey, Mr. Longley served as Vice President of Sales and Marketing for Public Imagery from 2003 to 2005 and Director of Retail Marketing for Office Depot North American stores from 1998 to 2003.

Human Capital Management

We believe our success has always been dependent on our team of professionals in various fields who are passionate about the ocean, discovery, and making a difference. Therefore, we invest in our people and cultivate a dynamic, engaging, safe and welcoming workplace that drives innovation, encourages collaboration, and helps our people thrive.

As of December 31, 2025, we had 12 full-time employees, most working from our corporate offices in Tampa, Florida. Additionally, we contract with specialized technicians to perform technical marine survey and recovery operations and from time to time hire subcontractors and consultants to perform specific services.

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

We face risks related to the past restatement of our financial information and the prior material weakness in our internal control over financial reporting.

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

As discussed in the Explanatory Note to our Comprehensive Report on Form 10-K for the year ended December 31, 2023, we determined to restate certain financial information in our previously issued consolidated financial statements for the year ended December 31, 2022, and for the interim periods ended March 31, 2022 and 2023, June 30, 2022 and 2023, and September 30, 2022. The circumstances leading to the restatement of our previously issued financial statements, and our efforts to investigate, assess, and remediate those matters resulted in substantial costs in the form of accounting, legal, and similar professional fees, in addition to the substantial diversion of time and attention of our senior management and members of our accounting team in preparing the restated financial statements and information.

In addition, as a result of the restatement, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although we have remediated the material weakness identified in connection with the restatement and have undertaken substantial work to maintain effective internal controls, we cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting. If we fail to maintain an effective system of internal controls over financial reporting and disclosure controls and procedures, we may not be able to accurately determine our results of operations or financial conditions or to prevent fraud.

As a result of the prior restatement, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face the risks and challenges related to the restatement, including the following: (a) we may face potential litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims, or other claims arising from the restatement; (b) the SEC may review the restatements and require further amendment of our public filings; and (c) the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement. We cannot provide assurance that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If any of the foregoing risks or challenges persists, our business, operations, and financial condition could be materially adversely affected.

We face risks related to being delinquent in our SEC reporting obligations.

Primarily due to the matters that led to our restatement of prior financial statements and the material weakness identified in connection therewith, our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, and our Annual Report on Form 10-K for the year ended December 31, 2023, were not timely filed. We expect to continue to face some of the risks and challenges related to the matters that led to the delay in the filing of such Form 10-Q and Form 10-K reports, including the following:

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

We identified a prior material weakness in our internal control over financial reporting and may identify other material weaknesses in our internal control over financial reporting in the future, which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner.

We concluded that our internal control over financial reporting was not effective as of September 30, 2025, December 31, 2024, December 31, 2023, and certain prior and interim periods, due to the existence of a material weakness in our internal control over financial reporting. Although we have remediated the material weakness, we cannot assure that additional material weaknesses in our internal control over financial reporting will not arise or be identified in the future. We intend to continue our control remediation activities and to continue to improve our overall control environment and our operational, information technology, financial systems, and infrastructure procedures and controls, as well as to continue to train, retain, and manage our personnel who are essential to effective internal controls. In doing so, we will continue to incur expenses and expend management time on compliance-related issues. If we are unable to successfully complete our remediation efforts or favorably assess the effectiveness of our internal control over financial reporting, our operating results, financial position, ability to accurately report our financial results and timely file our SEC reports, and stock price could be adversely affected.

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

We have experienced a loss from operations in every fiscal year since our inception except for the year ended December 31, 2004. Our losses from operations for the years ended December 31, 2025 and 2024, were $12.4 million and $12.0 million, respectively. Even if we do generate operating income in one or more periods in the future, subsequent developments in our industry, customer base, business or cost structure or an event such as significant litigation or a significant transaction may cause us to again experience operating losses. We may not become profitable for the long term, or even for any quarter. The audit report covering our consolidated financial statements contains an explanatory paragraph that states that the Company’s operating losses and need for additional capital to fund operations and capital expenditures raise substantial doubt about our ability to continue as a going concern.

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

Although we regained compliance with both Nasdaq Listing Rules in the second quarter of 2025, we cannot assure that additional that we will be able to maintain compliance with the above-mentioned and other Nasdaq continued listing requirements, which may lead to the delisting of our common from the Nasdaq Capital Market. Delisting from the Nasdaq Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from the Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

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

As of March 13, 2026, the number of record holders of our common stock was 109.

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

During the year ended December 31, 2025, purchasers under a Securities Purchase Agreement (the “SPA”) entered into by the Company on December 23, 2024, exercised options to purchase 6,975,488 shares of common stock at an exercise price of $1.10 per share, and holders of the March 2023 Warrants, December 2023 Warrants and 2022 Warrants (as defined below) exercised the warrants to purchase an aggregate of 1,318,391 shares of common stock at exercise prices ranging between $1.10 and $1.23 per share. The Company will use the proceeds of the stock option and warrant exercises in the aggregate amount of $9,138,562 to fund the Company’s operations.

During the year ended December 31, 2025, holders of the March 2023 Notes and December 2023 Notes converted their indebtedness of $14.5 million and $7.3 million, respectively, into 12,051,669 shares and 5,774,691 shares of the Company’s Common Stock, respectively, at exercise prices between $1.10 and $1.66 per share.

During the year ended December 31, 2024, we issued and sold an aggregate of 7,377,912 shares of common stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The issuance and sale of the shares of common stock were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. The Company and the investors also entered into a Registration Rights Agreement pursuant to which the Company agreed to prepare and file a registration statement with the SEC relating to the offer and sale of the shares of common stock on or before February 28, 2025. The Form S-1 Registration Statement was filed with the SEC on January 24, 2025, and declared effective on February 7, 2025.

Issuer Purchases of Equity Securities

There were no repurchases of shares of the Company’s common stock during the year ended December 31, 2025.

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

Operational Update

Additional information regarding our announced projects can be found in Part I, Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2025. Only projects that are material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.

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

Subsea Mineral Exploration Projects

Phosagmex Project

On December 23, 2024, the Company, certain of its affiliates and Capital Latinoamericano, S.A. de C.V. (“CapLat”) entered into a Joint Venture Agreement (the “JV Agreement”), pursuant to which Odyssey and CapLat agreed to work together to develop a strategic fertilizer production project in Mexico (the “Phosagmex Project”) building on the work completed by the Company to validate and quantify a high-quality subsea phosphate resource within Mexico’s Exclusive Economic Zone (the “Mexican EEZ”). Pursuant to the JV Agreement, the Company and CapLat agreed to work together to develop the Phosagmex Project and, subject to satisfaction of certain conditions, including certain regulatory approvals from Mexican governmental authorities, to invest through subsidiaries of each party as equal partners, subject to adjustment based on final contributions in a newly formed joint venture entity that will own and continue to develop and operate the Phosagmex Project. CapLat is key as a local partner in Mexico to develop the Phosagmex Project due to its local knowledge of the Mexican business and political environment and its expertise in the food and agricultural industries. Odyssey is a key partner that has expertise critical to the phosphate and fertilizer production project with respect to operations in the Mexican EEZ to extract phosphate ore needed for fertilizer production from the seafloor within the area located in the Gulf of Ulloa of the Baja California Sur Peninsula in the Mexican EEZ, as well as processing phosphate ore into commercially viable products serving the fertilizer industry in Mexican and global markets.

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

Pursuant to the JV Agreement, on June 4, 2025, the parties formed Phosagmex as a joint venture entity. On June 6, 2025, in accordance with the JV Agreement, the Company’s subsidiary, Exploraciones Oceánicas S. de R.L. de CV (“ExO”), entered into an agreement to transfer its legal rights to the mining concessions described below that include the phosphate ore for the Phosagmex Project to Phosagmex subject to reinstatement of the concessions.

On February 27, 2026, the Company, certain of its affiliates, CapLat, and Phosagmex entered into an amended and restated JV

Agreement (the “Restated JV Agreement”). The Restated JV Agreement:

•
provides for termination only upon the mutual consent or agreement of the parties to the JV Agreement;
•
eliminates respective rights to termination fees in the event of termination for all parties to the JV Agreement;
•
provides for the closing of the transactions contemplated thereby upon execution and delivery of the Restated JV Agreement, including execution and delivery of an acknowledgment of assignment of the mining concessions and a restated shareholder agreement; and
•
limits the duration of the period during which the Company is obligated to provide services to Phosagmex.

In 2012, ExO was granted the first of three 50-year mining licenses by Mexico (extendable for another 50 years) for the deposit that lies 25-40 km offshore in Baja California Sur. In October 2024, the Company discovered that the Mexican mining authority unlawfully cancelled ExO’s mining concessions in June and August 2024. ExO challenged the cancellation in November 2024. In September and October 2025, the Tribunal Federal de Justicia Administrativa (“TFJA”) issued orders annulling the 2024 cancellations of the concessions, thereby restoring the legal validity of the concessions. Certain issues relating to concession fees remain under review before a Federal Circuit Tribunal (“Tribunal”). Once the concession fee issues are resolved by the Tribunal, the assignment of the concessions to Phosagmex will be effective.

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

ExO NAFTA Arbitration

In addition, in April 2019, we filed an arbitration claim under the North American Free Trade Agreement (“NAFTA”) against Mexico on behalf of Odyssey and ExO to protect our stockholders’ interests and significant investment in the project. Our claim sought compensation on the basis that SEMARNAT’s wrongful repeated denial of authorization has destroyed the value of our investment in violation of NAFTA.

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10.0 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for arbitration costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See Note 10 – Derivative Financial Instruments).

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

CIC Project:

CIC Limited (“CIC”) is a deep-sea mineral exploration company. CIC is supported by a consortium of companies providing expertise and financial contributions in support of development of a project in the Cook Islands. Odyssey is a member of the consortium, which also includes Royal Boskalis Westminster.

In February 2022, the Cook Islands Seabed Minerals Authority (“SBMA”) awarded CIC a five-year exploration license beginning June 2022 within the Cook Islands’ exclusive economic zone. Offshore explorations and research commenced in the third quarter of 2022 with positive results in early sampling and testing of vessels and equipment, which informed requirements for ongoing viable operational functions as the basis for a longer-term operation over the license period. The early operations also resulted in preliminary resource sampling, that ultimately will accrue to the resource evaluation and regional environmental assessment.

Through a wholly owned subsidiary, we have earned and now hold approximately 13.4% of the current outstanding equity units of CIC issued in exchange for the provision of services by the Company. We achieved our current equity position through the provision of services rendered to CIC (see Note 5 – Investment in Unconsolidated Entities).

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

On June 4, 2023, Odyssey entered into a purchase agreement to acquire an approximately 13% interest in OML in exchange for a contribution by Odyssey of its interest in its then wholly owned subsidiary, ORI, whose sole asset was a 6,000-meter remotely operated vehicle (“ROV”), cash contributions of up to $10.0 million in a series of transactions over the following year, a Contribution Agreement and an Equity Exchange Agreement. On July 3, 2023, the parties consummated the initial closing of the purchase agreement, pursuant to which Odyssey’s wholly owned subsidiary obtained approximately 6.28% of OML’s outstanding equity interests. On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement. The Termination Agreement terminated the parties’ rights and obligations relating to the purchase of additional equity interests in OML, but did not affect Odyssey’s ownership of the Initial OML Units or its obligation to pay the lease payments for the ROV (see Note 5 – Investment in Unconsolidated Entities). The Termination Agreement also did not affect the Equity Exchange Agreement or Contribution Agreement.

The 6,000-meter rated ROV contributed to OML by Odyssey provides OML with an additional tool to advance the project toward eventual applications for an environmental permit and harvesting license when exploration and feasibility studies are completed and demonstrate how harvesting can be done without serious environmental harm. OML has obtained a Joint Ore Reserve Committee (“JORC”) compliant report that substantially increases resources reporting to inferred and indicated confidence levels, and continues to advance toward completing its preliminary Feasibility Study, among other important project milestones it is working to achieve. The summary of OML’s resource assessment is available on its website: www.omlus.com. Information available on OML’s website, including its technical report summary, is not incorporated into this Annual Report.

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

Offshore survey and mapping operations commenced in December 2021 in the Papua New Guinea, Lihir license area and was completed in 2022. This work produced a high-resolution acoustic terrain model of the seafloor in the area, as well as acquiring acoustic images of subseafloor sediments and lithology. This allowed characterization of the geologic setting of the area and essentially created a “snapshot” of the environment. These activities will help us to further characterize the value of this project and allow informed decision making on how to proceed with environmentally sensitive direct geologic sampling. In the first half of 2023, a comprehensive project plan was designed identifying specific target areas for geological and environmental samples to be collected in future offshore operations. No timetable has been set for operations to commence, as operational plans are currently being developed. In March 2026, Bismarck received a seventh term renewal for the Bismarck Exploration License.

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

Since 2021, Odyssey has been qualified by the U.S. Department of the Interior’s Bureau of Ocean Energy Management (“BOEM”) to acquire and hold a marine minerals lease. Lease applications are subject to agency review and public process, but recent regulatory actions in response to the executive order are expected to accelerate timelines and enhance the transparency and predictability of the permitting process. We are considering areas with significant mineral prospectivity as determined through our proprietary Global Prospectivity Program. We have high confidence that these areas within the OCS that align directly with the country’s stated goals of producing a sustainable supply of critical minerals that are sourced and processed in the U.S.

Virginia Strategic Minerals project

On November 6, 2025, we submitted an Unsolicited Request for Lease Sale of Marine Mineral Exploration and Development Rights to BOEM. Odyssey’s request is among the first under the Outer Continental Shelf Lands Act (OCSLA) of 1953 in U.S. jurisdiction under BOEM’s oversight.

The proposed lease area, located within the U.S. OCS off the Mid-Atlantic coast, is highly prospective for heavy mineral sands rich in titanium, zirconium and rare earth elements. Together, these materials are critical to U.S. national defense, and domestic manufacturing, underpinning U.S. manufacturing and agriculture—from aerospace alloys and smartphones to medical devices.

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

Our 2026 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements.

In December 2024, we amended the March 2023 Notes (as defined below) and the December 2023 Notes (as defined below) to, among other items, extend the maturity date of our obligations, and add a conversion feature, thereby deferring a material cash need. The holders of March 2023 Notes and the December 2023 Notes have exercised their right to convert the notes in full, which alleviated our need for cash to repay the notes on their December 31, 2025 and April 1, 2026 maturity dates. In addition, on December 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of Common Stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The proceeds of that sale of Common Stock, together with other anticipated cash inflows, provided sufficient operating funds into the second quarter of 2025. The SPA further provided the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of Common Stock at a purchase price of $1.10 per share at a subsequent closing to be held on July 31, 2025, or such later date agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA. During the year ended December 31, 2025, purchasers exercised their options to purchase 6,975,488 additional shares of Common Stock under the SPA at $1.10 per share, for an aggregate purchase price of $7.7 million. During the year ended December 31, 2025, holders of the Company’s warrants to purchase Common Stock exercised their warrants to purchase 1,318,391 shares of Common Stock at a weighted-average price per share of $1.11, for an aggregate purchase price of $1.5 million. Sales of Common Stock pursuant to exercises of warrants and stock options are expected to provide sufficient operating funds through the short term.

Our consolidated non-restricted cash balance at December 31, 2025, was $3.5 million. We had a working capital deficit at December 31, 2025, of $7.3 million. The total consolidated book value of our assets was approximately $15.8 million at December 31, 2025, which included the cash balance of $3.5 million.

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

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year ended December 31,		Change
Increase/(Decrease) (in thousands)	2025	2024	$	%

Total revenue	$354	$769	$(415)	(54)%
Marketing, general and administrative	10,977	9,669	$1,308	13.5%
Operations and research	2,808	3,104	$(296)	(9.5)%
Total operating expenses	13,785	12,774	$1,011	7.9%
Total other (expense) / income	(35,039)	18,252	$(53,291)	(292.0)%
Net (loss) / income	(48,470)	6,247	$(54,717)	—
Net loss attributable to non-controlling interest	5,385	9,411	$(4,026)	(42.8)%
Net income (loss) attributable to Odyssey Marine Exploration, Inc.	$(43,085)	$15,658	$(58,743)	(375.2)%

Revenue

Revenue in each period was generated from marine research and project administration for our customers and related parties. Total revenue for the year ended December 31, 2025 was $0.4 million, a decrease of $0.4 million compared to the year ended December 31, 2024. The decrease was primarily due to the expiration of the Services Agreement with CIC in the second quarter of 2025.

Two companies to which we provided these services in both periods are deep-sea mineral exploration companies, CIC and OML, which we consider to be related parties (see Note 15 – Related Party Transactions).

Operating Expenses

Marketing, general and administrative expenses for the year ended December 31, 2025 were $11.0 million, an increase of $1.3 million as compared to the year ended December 31, 2024. The increase primarily resulted from $2.4 million of director fees in connection with the Mexican Corporate Transactions, as well as increases of $1.1 million in employee bonus and other compensation, $0.6 million increase in legal fees, $0.2 million in investor relations, and $0.1 in other professional services. These increases were partially offset by a $1.8 million decrease in share-based compensation and a $1.4 million reduction in audit fees, as 2024 included significant audit fees related to the 2023 restatement of previously issued financial statements.

Operations and research expenses are primarily focused on deep-sea mineral exploration, including mineral research, scientific services, marine operations and project management. Operations and research expenses for the year ended December 31, 2025 were $2.8 million, a decrease of $0.3 million as compared to the year ended December 31, 2024, primarily as a result of decreases of $1.2 million in licenses and permits, partially offset by a $0.9 million increase in other professional fees.

Total Other (Expense)/Income

Total other (expense)/income was a $35.0 million expense and $18.3 million income for the year ended December 31, 2025 and 2024, respectively, resulting in a net change of $53.3 million.

The increase in expense or reductions in income were attributable to:

•
a $47.1 million decrease in the change in derivative fair value, mainly consisting of changes in fair value of warrants, OML Put Option, Litigation Financing, 37N Note, March 2023 Notes and December 2023 Notes (refer to Note 9 – Fair Value Measurements for additional details);

•
$9.8 million of other income in 2024 from our residual economic interest in our legacy shipwreck business which was not present in 2025;
•
$1.3 million increase in the loss on equity method investment, related to OML and Phosagmex; and
•
a $2.3 million increase in foreign exchange loss.

The above increases in expense were offset by increases in income or reductions in expense attributable to:

•
$4.2 million of loss on the OML Termination Agreement in 2024;
•
$0.6 million of gain on debt extinguishment and $0.2 million in sale of equipment in 2025, compared with a $0.7 million loss on debt extinguishment in 2024;
•
a $1.6 million decrease in interest expense, which includes debt discount amortization.

Taxes

Due to losses in the periods and a full valuation allowance established on our net operating loss carryforwards, we did not accrue any taxes in either the year ended December 31, 2025 or 2024.

Non-Controlling Interest

The non-controlling interest adjustment for the year ended December 31, 2025 was $5.4 million as compared to $9.4 million for the year ended December 31, 2024. This primarily resulted from lower permit fees and other standard operating costs.

Liquidity and Capital Resources

	Year ended December 31,
(in thousands)	2025	2024

Summary of Cash Flows:
Net Cash (Used In) Provided By Operating Activities	$(8,849)	$642
Net Cash Used In Investing Activities	(174)	(84)
Net Cash Provided By Financing Activities	7,747	212
Net (Decrease) Increase In Cash	$(1,276)	$770
Cash At Beginning Of Period	4,792	4,022
Cash At End Of Period	$3,516	$4,792

Discussion of Cash Flows

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025, was $8.8 million. This represented an increase in cash used of approximately $9.5 million when compared to cash provided of $0.6 million for the year ended December 31, 2024. Cash flows used in operating activities for the year ended December 31, 2025 reflected a net income before non-controlling interest of $48.5 million and is adjusted primarily by non-cash items of $37.7 million, including: (i) $28.2 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, OML Put Option, and Litigation financing liability, (ii) $2.2 million of an Equity Exchange in connection with Mexican Corporate Transactions, (iii) amortization of deferred discount $1.9 million, (iv) note payable accretion of $1.6 million, (v) share-based compensation of $0.2 million, (vi) $1.8 million of PIK interest, and (vii) $1.6 million loss on equity method investment. Other operating activities increased working capital by $1.9 million, which included a $26,927 decrease in accounts payable, a $1.7 million decrease in accrued expenses, and a $0.2 million decrease in accounts receivable, partially offset by a $88,990 increase in other working capital accounts.

Cash flows provided by operating activities for the year ended December 31, 2024, were $0.6 million. This represents an approximate $10.8 million increase in cash provided when compared to the use of $10.2 million for the year ended December 31, 2023. Cash flows used in operating activities for the year ended December 31, 2024, reflected a net income before non-controlling interest of $6.2 million and is adjusted primarily by non-cash items of $3.7 million, which includes other income of $9.8 million from our residual economic interest in a salvaged shipwreck. Cash used in operating activities is adjusted primarily by non-cash items of $3.7 million, including: (i) $18.9 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, the OML Put Option, and the Litigation Financing liability, (ii) $4.2 million of a loss on Termination Agreement, (iii) amortization of deferred discount $3.3 million, (iv) note payable accretion of $2.3 million, (v) share-based compensation of $2.0 million, and (vi) $1.8 million of PIK interest. Other operating activities increased working capital by $1.9 million. This $1.9 million increase included a $0.4 million decrease to accounts payable and a $2.1 million increase to accrued expenses, partially offset by a $0.2 million increase in other working capital accounts.

Investing Activities

Cash flows used in investing activities for the year ended December 31, 2025, were $0.2 million. This represented an approximate $90,000 increase from cash flows used in investing activities of $0.1 million for the year ended December 31, 2024. During the year ended December 31, 2025, the net cash used in investing activities was $157,508 of cash paid for investment in an unconsolidated subsidiary and $16,098 for the purchase of property and equipment.

During the year ended December 31, 2024, the net cash used in investing activities was solely for the purchase of property and equipment.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2025, were $7.7 million and primarily consisted of $7.7 million of proceeds from the issuance of common stock and $1.5 million of proceeds from exercised warrants, partially offset by $0.8 million of debt obligation payments, $0.5 million payments on sale-leaseback financing and $0.1 million of proceeds from the issuance of common stock.

Cash flows provided by financing activities for the year ended December 31, 2024, were $0.2 million and primarily consisted of $3.9 million from proceeds from the issuance of common stock, partially offset by $3.0 million of debt obligation payments, $0.5 million of sale-leaseback payments and $0.1 million of offering costs paid on financing.

Other Cash Flow and Equity Areas

General Discussion

At December 31, 2025, we had cash of $3.5 million, a decrease of $1.3 million from the December 31, 2024 balance of $4.8 million. Financial debt of the company was $5.0 million and $22.9 million at December 31, 2025 and 2024, respectively.

Financings

Debt Financing

The Company’s consolidated loans payable consisted of the following carrying values at:

	December 31,
	2025	2024
March 2023 Note	$—	$13,101,995
December 2023 Note	—	6,550,164
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	—	484,009
AFCO insurance note payable	522,356	465,138
Finance obligations (Note 17)	4,323,042	4,210,604
Total Loans payable	$4,995,398	$24,961,910
Less: Unamortized deferred lender fee	—	(119,530)
Less: Unamortized debt discount	—	(1,906,850)
Total Loans payable, net	$4,995,398	$22,935,530
Less: Current portion of loans payable	(1,062,356)	(13,084,379)
Loans payable—long term	$3,933,042	$9,851,151

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

The total proceeds of $14.0 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3.7 million, which was amortized over the remaining term of the March 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense. In connection with the December 2024 amendment discussed below, any unamortized debt discount was written off to interest expense.

The principal amount outstanding under the March 2023 Note bore interest at the rate of 11.0% per annum, and interest was payable in cash on a quarterly basis, except that, (a) at Odyssey’s option and upon notice to the holder of the March 2023 Note, any quarterly interest payment could be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the March 2023 Note (“PIK Interest”), and (b) the first quarterly interest payment due under the March 2023 Note was be satisfied with PIK Interest. The March 2023 Note provided Odyssey with the right, but not the obligation, upon notice to the holder of the March 2023 Note to redeem the March 2023 Note under certain circumstances. Unless the March 2023 Note was sooner redeemed at Odyssey’s option, all indebtedness under the March 2023 Note was due and payable on September 6, 2024. On September 5, 2024, the Company entered into amendments pursuant to which the maturity date was extended to December 6, 2024. Under the terms of the March 2023 Note Purchase Agreement, Odyssey agreed to use the proceeds of the sale of the Securities to fund Odyssey’s obligations under the Termination Agreement (as defined above), to pay legal fees and costs related to Odyssey’s NAFTA arbitration against the United Mexican States, to pay fees and expenses related to the transactions contemplated by the March 2023 Note Purchase Agreement, and for working capital and other general corporate expenditures. Odyssey’s obligations under Note were secured by a security interest in substantially all of Odyssey’s assets (subject to limited stated exclusions).

Under the terms of the March 2023 Warrant, the holder had the right for a period of three years after issuance to purchase up to 3,703,703 shares of Odyssey’s common stock at an exercise price of $3.78 per share, which represents 120.0% of the official closing price of Odyssey’s common stock on the Nasdaq Capital Market immediately preceding the signing of the March 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the March 2023 Warrant, Odyssey had the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the Nasdaq Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The warrant provided for customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

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

December 2024 Amendment - March 2023 Notes and Warrant Purchase Agreement

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

In connection with the March 2023 NWPA Amendment, the Company issued to each of the holders of the March 2023 Securities an Amended and Restated Convertible Promissory Note (the “March 2023 AR Notes”), and the Company and such holders entered into amendments (the “March 2023 Warrant Amendments”) to the March 2023 Warrants. The March 2023 Notes were modified by the March 2023 AR Notes to, among other things, (a) extend the maturity date to June 30, 2025, and, subject to an amendment of the Company’s December 2023 Notes (as defined below), to December 31, 2025, (b) add a conversion feature pursuant to which the holders had the right to convert the indebtedness under the March 2023 AR Notes into shares of the Company’s common stock at a conversion rate equal to 75% of the 30-day volume weighted average price of the Company’s common stock, provided that the conversion rate would not be less than $1.10 or greater than $2.20. The March 2023 AR Notes included limitations on the holders’ right to exercise the conversion feature, including customary limitations intended to ensure compliance with the rules of the Nasdaq Capital Market and a provision that provided the Company with the right to settle any exercise of the conversion feature in cash rather than by issuing shares of common stock. The condition relating to amendment of the December 2023 Notes also was satisfied on December 20, 2024, such that the maturity date of the March 2023 AR Notes was December 31, 2025.

The March 2023 Warrant Amendments modified the exercise price of the March 2023 Warrants from $3.78 to $1.10. In connection with the March 2023 NWPA Amendment, the Company also granted (a) registration rights to the holders of the March 2023 AR Notes and the March 2023 Warrants with respect to the shares of common stock issuable upon conversion or exercise thereof and (b) provided the holders with security interests in additional collateral to secure the Company’s obligations to the holders. The Company and the investors also entered into a Registration Rights Agreement (the “March 2023 Rights Agreement”) pursuant to which the Company agreed to prepare and file a registration statement with the SEC relating to the offer and sale of the shares of common stock on or before February 28, 2025. Odyssey registered the offer and sale of the shares of Odyssey common stock issuable upon exercise of the March 2023 AR Notes conversion right and the March 2023 Warrant in a registration statement filed with the SEC and declared effective as of February 7, 2025.

The March 2023 NWPA Amendment, the March 2023 AR Notes, the March 2023 Warrant Amendments, and the March 2023 Rights Agreement also included representations and warranties, covenants, conditions, and other provisions customary for comparable transactions.

The Company evaluated the March 2023 NWPA Amendment under Accounting Standards Codification (“ASC”) 470, Debt, and concluded it should be recorded as a debt extinguishment as it added a substantive conversion option. In addition, based on the criteria of ASC 480, Distinguishing Liabilities from Equity, and ASC 815-15-25-1, Derivatives and Hedging – Embedded Derivatives, the March 2023 AR Notes are classified as a liability on the consolidated balance sheet with the conversion option accounted for as an embedded derivative. As a result, the conversion option was recorded as a discount on the debt and adjusted to fair value at each reporting period outstanding with changes recognized in Change in derivative liabilities fair value on the consolidated statement of operations. In addition, the warrants were determined to be freestanding, liability-classified instruments; therefore, they are bifurcated from the debt host and reported separately in the consolidated financial statements. The repricing of the warrants was measured at fair value based on the new conversion prices as of the amendment date and subsequently, remeasured at each reporting date. As of December 31, 2024, the debt instrument and embedded derivatives were recorded on the consolidated balance sheets for $13.1 million in Loans payable – short term and $2.7 million in Debt derivative liability, respectively.

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

During the year ended December 31, 2025, holders of the March 2023 AR Notes converted all remaining indebtedness under the March 2023 AR Notes, amounting to $14.5 million, into 12,051,669 shares of the Company’s Common Stock. As a result, there are no outstanding March 2023 AR Notes as of December 31, 2025, and the liens securing the March 2023 AR Notes were released.

For the years ended December 31, 2025 and 2024, we recorded $1.4 million and $1.8 million of interest expense from the amortization of the debt discount, respectively, and $89,820 and $44,934 interest from the fee amortization which has been recorded in interest expense, respectively. The carrying value of the debt was $11.6 million as of December 31, 2024, which includes of interest Paid In Kind (“PIK”) of $1.2 million, and was net of unamortized debt fees of $89,820, and net of unamortized debt discount of $1.5 million, associated with the fair value of the warrant. The total face value of this obligation at December 31, 2024 was $13.1 million.

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

The total proceeds of $6.0 million were allocated between debt and warrant liability by recognizing the warrants at their full fair value and allocating the residual proceeds to the December 2023 Notes. The initial fair value of the December 2023 Warrants was $2.4 million, resulting in a corresponding discount on the December 2023 Notes which was amortized over the remaining term of the December 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense.

The principal amount outstanding under the December 2023 Notes bore interest at the rate of 11.0% per annum, and interest was payable in cash on a quarterly basis, except that, (a) at our option and upon notice to the holder of the December 2023 Notes, any quarterly interest payment could be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the December 2023 Notes (“December 2023 PIK Interest”), and (b) the first quarterly interest payment due under the December 2023 Notes was satisfied with December 2023 PIK Interest. The December 2023 Notes provided us with the right to redeem the December 2023 Notes to redeem under certain conditions. Unless the December 2023 Notes were sooner redeemed at our option, all indebtedness under the December 2023 Notes was due and payable on June 1, 2025. Under the terms of the December 2023 Note Purchase Agreement, we agreed to use the proceeds of the sale of the December 2023 Securities for working capital and other general corporate expenditures and to pay fees and expenses related to the transactions contemplated by the December 2023 Note Purchase Agreement. Our obligations under December 2023 Notes are secured by a pledge of and security interest in our equity interests in Odyssey Marine Cayman Limited (subject to limited stated exclusions).

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

We incurred $65,500 in related expenses, which were being amortized over the term of the December 2023 Note Purchase Agreement and charged to interest expense. In connection with the December 2024 amendment discussed below, any unamortized debt discount was written off to interest expense.

December 2024 Amendment - December 2023 Note and Warrant Purchase Agreement

On December 20, 2024, the Company and the holders of the December 2023 Securities entered into an Amendment to Note and Warrant Purchase Agreement (the “December 2023 NWPA Amendment”) pursuant to which issued to each of the holders of the December 2023 Securities an Amended and Restated Convertible Promissory Note (the “December 2023 AR Notes”), and the Company and such holders entered into amendments (the “December 2023 Warrant Amendments”) to the December 2023 Warrants. The December 2023 Notes were modified by the December 2023 AR Notes to, among other things, (a) extend the maturity date to April 1, 2026, (b) add a conversion feature pursuant to which the holders had the right to convert the indebtedness under the December 2023 AR Notes into shares of the Company’s common stock at a conversion rate equal to 75% of the 30-day volume weighted average price of the Company’s common stock, provided that the conversion rate would not be less than $1.10. The December 2023 AR Notes include limitations on the holders’ right to exercise the conversion feature, including customary limitations intended to ensure compliance with the rules of the Nasdaq Capital Market and a provision that provides the Company with the right to settle any exercise of the conversion feature in cash rather than by issuing shares of common stock.

The December 2023 Warrant Amendments modified the exercise price of one tranche of the December 2023 Warrants from $4.25 to $1.23 and the exercise price of the other tranche of the December 2023 Warrants from $7.09 to $2.05. In connection with the December 2023 NWPA Amendment, the Company also granted registration rights to the holders of the December 2023 AR Notes and the December 2023 Warrants with respect to the shares of common stock issuable upon conversion or exercise thereof. The Company and the investors also entered into a Registration Rights Agreement (the “December 2023 Rights Agreement”) pursuant to which the Company agreed to prepare and file a registration statement with the SEC relating to the offer and sale of the shares of common stock on or before February 28, 2025. Odyssey registered the offer and sale of the shares of Odyssey common stock issuable upon exercise of the December 2023 AR Notes conversion right and the December 2023 Warrant in a Prospectus filed with the SEC and declared effective as of February 7, 2025.

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

During the year ended December 31, 2025, holders of the December 2023 AR Notes converted all remaining indebtedness under the December 2023 AR Notes, amounting to $7.3 million, into 5,774,691 shares of the Company’s Common Stock. As a result, there are no outstanding December 2023 AR Notes as of December 31, 2025, and the liens securing the December 2023 AR Notes were released.

For the year ended December 31, 2025 and 2024, we recorded $0.5 million and $2.3 million of interest expense from the amortization of the debt discount, respectively, and $46,973 and $50,799 interest from the fee amortization, respectively. The carrying value of the debt was $6.0 million as of December 31, 2024, and was net of unamortized debt fees of $29,710, and net of unamortized debt discount of $0.5 million, associated with the fair value of the warrant. The total face value of this obligation at December 31, 2024 was $6.6 million, respectively.

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

The Company’s principal balance on the EIDL Loan was $0.2 million as of December 31, 2025 and 2024, and is recorded in Loans payable on the consolidated balance sheets.

Vendor Note Payable

As of December 31, 2024, we were obligated to a vendor under an interest-bearing trade payable, bearing a simple annual interest at a rate of 12.0%. As collateral, we granted the vendor a primary lien on certain of our equipment. The carrying value of this equipment was zero. This agreement matured in August 2018, but the vendor did not demand payment.

On October 16, 2025, we entered into a settlement and release agreement pursuant to which we satisfied in full our Vendor Note. The note payable in the principal amount of $0.5 million plus accrued interest of $0.5 million, was settled for a cash payment of $250,000 and an assignment of certain equipment that secured the note payable. As a result, the balance of this vendor note payable was zero as of December 31, 2025. This settlement transaction resulted in a gain on disposal of the equipment of $0.2 million and a gain on debt extinguishment of $0.6 million, recorded during the year ended December 31, 2025.

The principal balance and accrued interest of the Vendor Note Payable as of December 31, 2024, were $0.5 million and $0.5 million, respectively.

AFCO Insurance Note Payable

On November 1, 2024, we executed a premium finance agreement with AFCO Credit Corporation (“AFCO”), pursuant to which AFCO agreed to finance the Directors and Officers (“D&O”) insurance premiums evidenced by the promissory note in the amount of $0.6 million, to be repaid equally over an 11-month period, bearing interest at a rate of 6.17% per annum, maturing on October 31, 2025.

On November 1, 2025, we entered into a new premium finance agreement with AFCO, pursuant to which AFCO agreed to finance the D&O insurance premiums evidenced by the promissory note in the amount of $0.6 million, to be repaid equally over an 11-month period, bearing interest at a rate of 6.11% per annum, maturing on October 31, 2026.

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

At various times in 2024, 37N delivered exercise notices to us pursuant to which it exercised its right to convert the $1.2 million outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rates ranging between $0.41055 and $3.6491, we issued 1,028,671 shares of our Common Stock to 37N during the year ended December 31, 2024.

As a result of the above conversions, as of December 31, 2025 and 2024, the debt instrument and embedded derivatives related to the Note Agreements were zero.

Pignatelli Note

On March 6, 2023, Odyssey issued a new unsecured Convertible Promissory Note in the principal amount of $0.5 million to Mr. Pignatelli bearing interest at the rate of 10.0% per annum convertible into Common Stock of Odyssey at a conversion price of $3.78 per share. On September 13, 2024, Mr. Pignatelli converted all outstanding principal and interest under the note, amounting to $0.6 million, to shares of our Common Stock. Accordingly, during the year ended December 31, 2024, the Company issued 152,461 shares of our Common Stock to Mr. Pignatelli and the balance of the note at December 31, 2025 and 2024, was zero.

Other Financing Arrangement

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

The Company analyzed the SPA, specifically with respect to the shares issued and the right to purchase additional shares at a later date within the guidance of ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and determined the right to purchase additional shares is a written call option that qualifies as a free standing instrument based on the definition of the second criterion in the GAAP definition of a freestanding financial instrument that the instruments are legally detachable and separately exercisable. The Company determined the written call option does not require liability classification under Topic 480 and does not meet the definition of a derivative, as there is no net settlement provision. Lastly, the Company concluded the written call option should be classified as an equity instrument, as it meets the criteria for equity classification of a non-derivative instrument under ASC 815-40, Derivatives and Hedging – Contracts with an Entity’s Own Equity.

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

During the second quarter of 2025, the Company entered into a series of amendments to the SPA, three of which extended the subsequent closing date and had no effect on any other terms of the SPA. The fourth amendment extended the subsequent closing date to July 31, 2025, for purchasers who exercised on or prior to June 30, 2025, at least twenty percent of the options to which they were entitled under the SPA as of June 1, 2025. As a result, the written call option was considered modified and the Company determined the fair value of the remaining outstanding Additional SPA Shares as of June 30, 2025.

During the year ended December 31, 2025, holders of the SPA options exercised their options to purchase an aggregate of 6,975,488 Additional SPA Shares, for a total purchase price of $7.7 million. As of December 31, 2025, no options to purchase Additional SPA Shares remained outstanding.

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (as amended and restated in January 2020, December 2020 and June 2021, the “ICEA”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of our arbitration claim against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA, on our own behalf and on behalf of ExO (the “Subject Claim”). Pursuant to the ICEA, the Funder agreed to fund specified fees and expenses relating to the Subject Claim (the “Claims Payments”) in an aggregate amount of up to $25 million (the “Maximum Investment Amount”) in various phases. As of December 31, 2025, the Funder has made Claim Payments in the aggregate amount of approximately $24.9 million.

Non-recourse Funding

The ICEA provides that, if no proceeds from the Subject Claim (as defined in the ICEA, “Proceeds”) are ever paid to or received by the Claimholder and if the environmental permit is not issued, the Funder shall have no right of recourse or right of action against the Claimholder or its property, assets, or undertakings, except as otherwise specifically contemplated by the ICEA. If (a) Proceeds are paid to or received by the Claimholder or its representatives; (b) such Proceeds are promptly distributed by the Claimholder to the Funder in accordance with the terms of the ICEA; and (c) the amount received by the Funder as a result thereof is not sufficient to pay all of the amounts due to the Funder under the ICEA, then, provided that all of the Proceeds which the Funder will ever be entitled to have been paid to or received by the Funder, the Funder shall have no right of recourse or action against the Claimholder or its property, assets, or undertakings, except as otherwise specifically contemplated by the ICEA.

Pursuant to the ICEA, the Claimholder acknowledged the Funder’s priority right, title, and interest in any Proceeds, including against any available collateral to secure its obligations under the ICEA, which security interest shall be first in priority as against all other security interests in the Proceeds. The parties agreed that the ICEA constitutes a sale of the right to a portion of any Proceeds arising from the Subject Claim.

Payment of Proceeds

Pursuant to the ICEA, if the Claimholder receives Proceeds, the Proceeds are required to be distributed as follows (the “Recovery Percentage”):

(i)
first, 100% to the Funder until the cumulative amount distributed to the Funder equals the total Claims Payments paid by the Funder;
(ii)
second,100% to the Funder until the cumulative amount distributed to the Funder equals an additional 300% of the total Claims Payments paid by the Funder;
(iii)
third, for each $10,000 in Claims Payments paid by the Funder, 0.01% of the total Proceeds from any recoveries after payment of the amounts in (i) and (ii) above, to the Funder; and
(iv)
thereafter, 100% to the Claimholder.

Conversion to Loan

The ICEA provides that the Claimholder may at any time without the consent of the Funder either settle or refuse to settle the Subject Claim for any amount; provided, however, that if the Claimholder settles the Subject Claim without the Funder’s consent, which consent shall not be unreasonably withheld, conditioned, or delayed, Funder will be entitled to the greater of (a) the Recovery Percentage, or (b) the total amount of all Claims Payments made in connection with such Subject Claim multiplied by three.

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (“IRR”) of 50.0% retroactive to the date each Claims Payment was paid by the Funder.

Additional Funding

Upon the Funder making Claims Payments to the Claimholder or its designees in an aggregate amount equal to the Maximum Investment Amount, the Funder has the option to continue funding the specified fees and expenses in relation to the Subject Claim on the same terms and conditions provided in the ICEA. The Funder must exercise its option to continue funding in writing, within thirty days after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount. If the Funder exercises its option to continue funding, the parties shall attempt in good faith to amend the ICEA to provide the Funder with the right to provide at the Funder’s discretion funding in excess of the Maximum Investment Amount, in an amount up to the greatest amount that may then be reasonably expected to be committed for investment in Subject Claim. If the Funder declines to exercise its option, the Claimholder may negotiate and enter into agreements with one or more third parties to provide funding, which shall be subordinate to the Funder’s rights under the ICEA.

If the Claimholder wishes to fund the Subject Claim with its own capital (“Self-Funding”) (which excludes any Claims Payments made, either directly or indirectly, by any other third party), the Claimholder shall immediately pay to the Funder the Conversion Amount, provided that this requirement shall not apply if, after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount, the Funder does not exercise its option to provide Follow-On Funding. Pursuant to waivers and consents agreed by the Funder in December 2020, January 2023 and March 2023, the Funder waived the limitation on Self-Fundings up to a maximum aggregate amount of $7.8 million, pursuant to which Claimholder has exercised its right to Self-Funding up to an aggregate of $4.2 million as of December 31, 2025.

Warrants

In conjunction with the January 2020 amendment and restatement of the ICEA, (a) the Funder agreed to provide a portion of the Maximum Investment Amount in an amount of up to $2.2 million (the “Arbitration Support Funds”) for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim; and (b) we issued a warrant (the “2020 Warrant”) to purchase our common stock that is exercisable for a period of five years beginning on the earlier of (i) the date on which the Claimholder ceases the Subject Claim for any reason other than a full and final arbitral award against the Claimholder or a full and final monetary settlement of the claims or (ii) the date on which Proceeds are received and deposited into escrow. The exercise price per share is $3.99, and the Funder may exercise the 2020 Warrant to purchase the number of shares of our common stock equal to the dollar amount of Arbitration Support Funds divided by the exercise price per share (subject to customary adjustments and limitations).

Arbitration Award

On September 17, 2024, the Company received notification from the International Centre for Settlement of Investment Disputes (“ICSID”) of the arbitral award (the “Arbitral Award”) on the claims brought by the Company on behalf of itself and ExO, against the United Mexican States under NAFTA. The arbitral tribunal issued an Arbitral Award in favor of ExO. The award orders Mexico to pay $37.1 million for breaching its obligations under NAFTA, plus interest (the “Award Interest”) at the one-year Mexico Treasury bond rate, compounded annually, from October 12, 2018, until the award is paid in full, plus the arbitrators’ fees and ICSID administrative costs. The amounts awarded are net of Mexican taxes and Mexico may not tax the award. The case filings and the award are available on the ICSID website.

On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set aside the Arbitral Award. The set-aside application remains pending.

Accounting

The Company determined that the financing arrangement in the ICEA is a derivative, measured at fair value within the scope of ASC 815, Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative are reported in earnings for the period. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation is recorded in our consolidated balance sheet in Litigation financing and as of December 31, 2025 and 2024 amounted to $63.3 million and $57.0 million, respectively, with changes in the fair value of $6.2 million and $4.8 million for the years ended December 31, 2025 and 2024, respectively.

Critical Accounting Estimates

The discussion and analysis of our financial position and results of operations is based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our financial position and results of operations. See Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements for a description of our significant accounting policies. Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following critical accounting estimates. We have discussed the development, selection and disclosure of these policies with our audit committee.

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

As discussed in Note 8 – Loans Payable, Note 9 – Fair Value Measurements and Note 10 – Derivative Financial Instruments, the consolidated financial statements include certain derivative financial instruments.

The Litigation Financing agreement involved numerous amendments, significant non-cash financing, issuance of warrants, and issuance costs. Determination of the fair value of the derivative required significant judgment, assumptions and estimates regarding the facts and circumstances surrounding the potential liability. The fair value of the derivative is an inherently uncertain estimate because almost none of the inputs used in calculating the estimate, other than amounts funded, is objectively quantifiable. The inputs are based on management’s good faith but subjective assumptions, judgments and estimates regarding the potential outcomes of the NAFTA arbitration case, the potential outcomes and award amounts conditional on Odyssey winning the arbitration, the potential repayment dates, the potential dates on which any proceeds from the arbitration might be received, and certain market inputs such as discount rates. The calculations based on these inputs resulted in a range of estimated fair values. The Company reported the midpoint of that range as the fair value at each relevant period. The estimate has changed each period based on management’s revised judgments and assumptions regarding timing and other inputs. The estimate reported as the fair value is sensitive to the methods, assumptions, judgments and estimates underlying the fair value calculations because the use of different probabilities regarding potential case outcomes, potential awards, repayment dates, discount rates, or other estimated assumptions, or another method of reporting the fair value from within the calculated range, could result in a significantly or materially different estimated fair value being reported.

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

Joint Venture

As discussed in Note 6 – Joint Venture, the Company contributed concession rights to Phosagmex, subject to reinstatement of the concessions. As these rights have not been reinstated, the carrying value in the Company’s financial statements is zero; however, the Company estimated the fair value of the concession rights to be $1.9 million as of August 29, 2025, the contribution date. The fair value was determined under the Guideline Public Company method.

Commitments and Contingencies

Joint Venture Agreement

On December 23, 2024, the Company and CapLat entered into the JV Agreement (refer to Note 6 – Joint Venture). The JV Agreement provides that the Company and CapLat have exclusive rights to develop the Phosagmex Project, and that CapLat has the exclusive right to develop, with the Company, any projects in the Mexican EEZ owned or developed by the Company during the subsequent five years. Each of the parties has the right to terminate the JV Agreement if the investment into the joint venture entity does not occur on or prior to December 31, 2026, or if there is a change of control of either party. In the event of a termination based on a change of control, the non-terminating party would be entitled to a termination fee of $10.0 million. The JV Agreement also sets forth representations and warranties, covenants, conditions, termination provisions, and other provisions customary for comparable transactions.

On February 27, 2026, the Company, certain of its affiliates, CapLat, and Phosagmex entered into an amended and restated JV Agreement (the “Restated JV Agreement”). The Restated JV Agreement:

•
provides for termination only upon the mutual consent or agreement of the parties to the JV Agreement;
•
eliminates respective rights to termination fees in the event of termination for all parties to the JV Agreement;
•
provides for the closing of the transactions contemplated thereby upon execution and delivery of the Restated JV Agreement, including execution and delivery of an acknowledgment of assignment of the mining concessions and a restated shareholder agreement; and
•
limits the duration of the period during which the Company is obligated to provide services to Phosagmex.

Refer to Note 12, Commitments and Contingencies, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

The information required by this item appears beginning on page 40.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and principal financial officer (“CFO”) to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, and our President and Chief Operating Officer (“President”), we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and President, concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. This process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Material Weakness in Internal Control over Financial Reporting

In connection with our evaluation for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting as of December 31, 2023, relating to the appropriate review of accounting positions for certain significant transactions. Specifically, (a) the Company did not have sufficient resources with adequate technical skills to identify and evaluate specific accounting positions and conclusions, and (b) the Company had inadequate processes and controls to ensure appropriate level of precision of review related to our financial statement footnote disclosures.

Remediation Efforts to Address Previously Reported Material Weakness

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions to address the material weakness in internal control over financial reporting by:

•
engaging a Controller with responsibility for monitoring the performance of controls by control owners;
•
continuing our evaluation of the skills and experience of our existing personnel with respect to public company experience and appropriate level of expertise in the respective areas of accounting, SEC financial reporting and associated internal controls commensurate with the type, volume and complexity of our accounting operations, transactions and reporting requirements, and
•
engaging accounting advisory consultants to provide additional depth and breadth in our SEC financial reporting and technical accounting functions, which consultants we expect to continue to utilize until we have ensured that our internal personnel have the appropriate expertise and experience.

While we have engaged personnel with adequate technical skills, the Company’s processes and controls did not operate at an appropriate level of precision for a sufficient period of time.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Gordon’s plan will expire on August 14, 2026, and relates to the sale of up to 200,000 shares of common stock issuable upon the settlement of restricted stock units held by Mr. Gordon. During October 2025, Mr. Gordon sold 170,956 shares of common stock.

Mr. Longley’s plan will expire on December 31, 2026, and relates to the sale of up to 256,049 shares of common stock issuable upon the exercise of vested stock options and the settlement of restricted stock units held by Mr. Longley and the revocable trust. During October 2025, Mr. Longley sold 256,049 shares of common stock.

Transactions under the plans during October 2025 have been and any future transactions under the plans will be disclosed publicly through Form 144 and Form 4 filings with the SEC to the extent required by law.

On November 17, 2025 Mr. Longley adopted a new written plan for the sale of shares of the Company’s common stock. The plan will expire on December 31, 2026 and relates to the sale of up to 147,492 shares of common stock issuable upon the settlement of restricted stock units.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required under this Item will be contained in the Company’s Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the year ended December 31, 2025 (the “Proxy Statement”), which information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item will be contained in the Company’s Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2025, which information is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2025. The information required pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item will be contained in the Company’s Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2025, which information is incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item will be contained in the Company’s Proxy Statement to be filed with the SEC within 120 days after the year ended December 31, 2025, which information is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	(a) Consolidated Financial Statements See “Index to Consolidated Financial Statements” on page 40.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Odyssey Marine Exploration, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Odyssey Marine Exploration, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $48.5 million during the year ended December 31, 2025, and as of that date, the Company’s current liabilities exceeded its current assets by $7.3 million, and its total liabilities exceeded its total assets by $75.5 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting and Valuation of the Investment in Phosagmex, S.A.P.I. de C.V.

As described further in Note 6 to the consolidated financial statements, the Company closed on a Joint Venture agreement with Capital Latinoamericano, S.A. de C.V.(“CapLat”), pursuant to which Phosagmex, S.A.P.I. de C.V. (“Phosagmex”) was formed and the Company contributed to Phosagmex, S.A.P.I de C.V. the legal rights to concessions which were recorded at fair value. The Company determined that Phosagmex is an operating joint venture and that each of CapLat and the Company has a variable interest in the joint venture. Further the Company analyzed whether Phosagmex qualifies as a variable interest entity (“VIE”) and concluded that

Phosagmex is not a VIE. The Company determined that it has significant influence over Phosagmex and as such, will record its interest in Phosagmex as an equity method investment included in “Investment in unconsolidated entities” on the consolidated balance sheet as of December 31, 2025. We identified the accounting for and valuation of the Investment in Phosagmex, S.A.P.I de C.V. as a critical audit matter. The principal considerations for our determination that that accounting for and valuation of Investment in Phosagmex, S.A.P.I de C.V. is a critical audit matter are that the interpretation and application of the relevant accounting literature required significant auditor judgment, including the need to involve a subject matter expert, and the discount rate used in determining the fair value of the legal rights of the concessions, involved a high degree of subjectivity.

Our audit procedures related to the accounting and valuation of the Investment in Phosagmex, S.A.P.I. de C.V. included the following, among others.

•
We evaluated the Company’s accounting memorandum and other documentation regarding application of the relevant accounting guidance.
•
We compared the underlying terms of the Joint Venture agreements and subsequent amendments to management’s accounting memoranda and with the assistance of our internal subject matter expert, independently interpreted and applied the accounting literature to the joint venture agreements.
•
We evaluated management’s analysis of significant activities of the joint venture and which shareholder has the power to direct such activities. In our evaluation, we considered the purpose and design of the entity, the composition of the board of directors and other legal rights of the parties, including the significance of the decision making rights of each party in assessing which party has the power to direct the activities that most significantly affect the performance of the joint venture, as well as the substance of the arrangements.
•
With the assistance of our valuation specialists, we evaluated the appropriateness of the methodology used in determining the fair value of the legal rights to the concessions.
•
With the assistance of our valuation specialists, we obtained third party support to validate the discount rate determined by management and performed sensitivity testing on the discount rate being used in management’s legal rights to the concessions valuation report. We also performed an independent estimation of the fair value and compared it to the fair value concluded by management.

Valuation of Litigation Financing

As described further in Note 10 to the consolidated financial statements, the Company entered into an agreement with a Funder to provide financial assistance in the Company’s claim against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA. The Company determined that the financing arrangement was a derivative and should be measured at fair value each reporting period. The fair value of this derivative instrument at December 31, 2025, is $63.3 million and is recorded in “Litigation Financing and other” on the consolidated balance sheets. The determination of fair value of the litigation financing derivative liability requires management to make significant estimates and assumptions, including the probability of expected outcomes and the corresponding cash flows associated with such outcomes. We identified the accounting for and valuation of litigation financing as a critical audit matter.

The principal considerations for our determination that valuation of litigation financing is a critical audit matter are that the assumptions used in determining the valuation, specifically the discount rate and probabilities of outcome, involved a high degree of subjectivity and included the need to involve a valuation specialist. Our audit procedures related to the valuation of Litigation Financing included the following, among others.

•
We compared the underlying terms of the International Claims Enforcement Agreement and the Arbitration Award to management’s valuation.
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

Tampa, Florida

March 31, 2026

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,515,881	$4,791,743
Accounts and other related party receivables	67,323	285,764
Other current assets	772,616	683,626
Total current assets	4,355,820	5,761,133

NON-CURRENT ASSETS
Investment in unconsolidated entities	8,818,748	9,885,779
Option to purchase equity securities in related party	334,974	455,416
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	474,816	534,016
Other non-current assets	34,295	34,295
Total non-current assets	11,484,084	12,730,757
Total assets	$15,839,904	$18,491,890

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$770,750	$748,403
Accrued expenses	9,846,020	8,634,576
Loans payable, current portion	1,062,356	13,084,379
Total current liabilities	11,679,126	22,467,358

LONG-TERM LIABILITIES
Loans payable	3,933,042	9,851,151
Debt derivative liability	—	3,052,000
Warrant liabilities	12,150,360	4,798,759
Litigation financing and other	63,287,048	56,950,377
Deferred contract liability	334,974	455,416
Total long-term liabilities	79,705,424	75,107,703
Total liabilities	91,384,550	97,575,061

Commitments and contingencies (Note 12)

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.0001 par value; 24,984,166 shares authorized; none issued and outstanding	—	—
Common stock – $0.0001 par value; 75,000,000 shares authorized; 55,771,913 and 28,825,333 issued and outstanding	5,577	2,883
Additional paid-in capital	285,869,928	264,191,579
Accumulated deficit	(323,524,208)	(280,439,023)
Total stockholders’ deficit before non-controlling interest	(37,648,703)	(16,244,561)
Non-controlling interest	(37,895,943)	(62,838,610)
Total stockholders’ deficit	(75,544,646)	(79,083,171)
Total liabilities and stockholders’ deficit	$15,839,904	$18,491,890

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2025	2024
REVENUE
Marine services	$353,719	$726,395
Operating and other	—	42,282
Total revenue	353,719	768,677

OPERATING EXPENSES
Marketing, general and administrative	10,977,265	9,669,116
Operations and research	2,807,606	3,104,488
Total operating expenses	13,784,871	12,773,604
LOSS FROM OPERATIONS	(13,431,152)	(12,004,927)

OTHER (EXPENSE) / INCOME
Interest income	119,363	169,360
Interest expense	(4,936,248)	(6,517,631)
Loss on equity method investment	(1,578,573)	(271,830)
Change in derivative liabilities fair value	(28,213,642)	18,866,862
Gain / (Loss) on debt extinguishment	587,019	(729,723)
Gain on disposal of equipment	164,000	4,029
Residual economic interest in shipwreck	—	9,839,006
Loss on Termination Agreement (Note 5)	—	(4,246,900)
Other	(1,181,171)	1,138,883
Total other (expense) / income	(35,039,252)	18,252,056
(LOSS) / INCOME BEFORE INCOME TAXES	(48,470,404)	6,247,129

Income tax benefit	—	—
NET (LOSS) / INCOME	(48,470,404)	6,247,129
Net loss attributable to non-controlling interest	5,385,219	9,410,805
NET (LOSS) / INCOME attributable to Odyssey Marine Exploration, Inc.	$(43,085,185)	$15,657,934

NET (LOSS) / INCOME PER SHARE
Basic	$(1.10)	$0.75
Diluted	$(1.10)	$0.07
Weighted average number of common shares outstanding:
Basic	39,254,985	20,977,521
Diluted	39,254,985	28,376,949

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Year Ended December 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2023	20,420,896	$2,042	$263,616,186	$(296,096,957)	$(53,427,805)	$(85,906,534)
Share-based compensation	24,328	2	2,011,603	—	—	2,011,605
Cancellation of stock awards for payment of withholding tax requirements	—	—	(18,277)	—	—	(18,277)
Director compensation paid in stock	16,547	2	287,998	—	—	288,000
Fair value of warrants classified as liabilities	—	—	(7,754,438)	—	—	(7,754,438)
Common stock issued in connection with Securities Purchase Agreement (Note 13), net of equity issuance costs	7,077,912	708	3,896,167			3,896,875
Common stock issued for convertible debt conversion	1,181,132	118	1,722,781	—	—	1,722,899
Common stock issued and exchanged with related party	104,518	11	429,559	—	—	429,570
Net income/(loss)	—	—	—	15,657,934	(9,410,805)	6,247,129
Balance at December 31, 2024	28,825,333	$2,883	$264,191,579	$(280,439,023)	$(62,838,610)	$(79,083,171)
Warrants classified as equity instruments and measured at fair value	—	—	594,988	—	—	594,988
Share-based compensation	—	—	222,100	—	—	222,100
Employees stock options exercised	150,000	15	62,100	—	—	62,115
Director compensation paid in stock	78,301	8	191,541	—	—	191,549
Equity Exchange in connection with Mexican Corporate Transactions	—	—	2,229,557	—	—	2,229,557
Consulting compensation paid in stock	298,000	30	239,714	—	—	239,744
Changes in ownership interest in a subsidiary	—	—	(30,327,886)	—	30,327,886	—
Warrants exercised and measured fair value	—	—	3,293,334	—	—	3,293,334
Proceeds from warrants exercised	1,318,391	132	1,465,392	—	—	1,465,524
Convertible notes exercised and measured fair value	—	—	14,394,041	—	—	14,394,041
Common stock issued in connection with Securities Purchase Agreement (Note 13), net of equity issuance costs	7,275,488	727	7,575,149			7,575,876
Common stock issued for convertible debt conversion	17,826,400	1,782	21,738,319	—	—	21,740,101
Net loss	—	—	—	(43,085,185)	(5,385,219)	(48,470,404)
Balance at December 31, 2025	55,771,913	$5,577	$285,869,928	$(323,524,208)	$(37,895,943)	$(75,544,646)

The accompanying notes are an integral part of these consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(48,470,404)	$6,247,129
Adjustments to reconcile net (loss)/income to net cash (used in) provided by operating activities:
Services provided to unconsolidated entities	(353,719)	(726,395)
Depreciation	75,299	79,019
Financing fees amortization	171,854	90,794
Amortization of finance liability	652,439	638,271
Amortization of deferred discount	1,906,850	3,345,669
Note payable interest accretion	1,541,626	2,318,779
Note interest paid-in-kind (“PIK”)	1,823,058	1,793,345
Right-of-use (“ROU”) asset amortization	—	121,568
Share-based compensation	222,100	2,011,605
Director compensation paid in stock	191,549	288,000
Consulting compensation paid in stock	239,744	—
Equity Exchange in connection with Mexican Corporate Transactions	2,229,557	—
Loss on equity method investment	1,578,573	271,830
(Gain) loss on debt extinguishment	(587,019)	729,723
Gain on disposal of equipment	(164,000)	(4,029)
Loss on Termination Agreement	—	4,246,900
Change in derivatives liability fair value	28,213,642	(18,866,862)
(Increase) decrease in:
Accounts receivable and other related party receivables	218,127	(175,444)
Changes in operating lease liability	—	(129,140)
Other assets	(88,990)	59,813
Accounts payable	26,927	372,209
Accrued expenses and other	1,723,452	(2,070,443)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(8,849,335)	642,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,098)	(84,350)
Cash paid for investment in unconsolidated entity	(157,508)	—
NET CASH USED IN INVESTING ACTIVITIES	(173,606)	(84,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	7,673,011	3,896,875
Proceeds from warrants exercised	1,465,524	—
Proceeds from employees stock options	62,115	—
Costs paid for stock issuances	(97,135)	—
Repurchase of stock-based awards withheld for payment of withholding tax requirements	—	(18,277)
Offering costs paid on financing	—	(122,954)
Payment of debt obligations	(816,436)	(3,003,612)
Payment on financing obligations	(540,000)	(540,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,747,079	212,032

NET (DECREASE) INCREASE IN CASH	(1,275,862)	770,023
CASH AT BEGINNING OF PERIOD	4,791,743	4,021,720
CASH AT END OF PERIOD	$3,515,881	$4,791,743

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$430,282
Director and consultant compensation paid in stock	$431,293	$288,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of debt to common stock	$21,740,102	$1,722,899
Changes in ownership interest in a subsidiary	$30,327,887	$429,570
Fair value of liability warrants issued	$3,293,334	$1,156,676
Contribution to Phosagmex (Note 6)	$1,968,855	$—
Embedded debt derivative liability	$—	$851,000
Gain on disposal of equipment	$164,000	$—
Warrants reclassification from Equity to Liability classification	$—	$7,754,438

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

Our 2026 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements.

In December 2024, we amended the March 2023 Notes (as defined below) and the December 2023 Notes (as defined below) to, among other items, extend the maturity date of our obligations, and add a conversion feature, thereby deferring a material cash need. The holders of March 2023 Notes and the December 2023 Notes have exercised their right to convert the notes in full, which alleviated our need for cash to repay the notes on their December 31, 2025 and April 1, 2026 maturity dates. In addition, on December 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of Common Stock to certain accredited investors at a purchase price of $0.55 per share. The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The proceeds of that sale of Common Stock, together with other anticipated cash inflows, provided sufficient operating funds into the second quarter of 2025. The SPA further provided the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of Common Stock at a purchase price of $1.10 per share at a subsequent closing to be held on July 31, 2025, or such later date agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA. During the year ended December 31, 2025, purchasers exercised their options to purchase 6,975,488 additional shares of Common Stock under the SPA at $1.10 per share, for an aggregate purchase price of $7.7 million. During the year ended December 31, 2025, holders of the Company’s warrants to purchase Common Stock exercised their warrants to purchase 1,318,391 shares of Common Stock at a weighted average price per share of $1.11, for an aggregate purchase price of $1.5 million. Sales of Common Stock pursuant to exercises of warrants and stock options are expected to provide sufficient operating funds through the short term.

Our consolidated non-restricted cash balance at December 31, 2025, was $3.5 million. We had a working capital deficit at December 31, 2025, of $7.3 million. The total consolidated book value of our assets was approximately $15.8 million at December 31, 2025, which includes the cash balance of $3.5 million.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, both domestic and international. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant inter-company and intra-company transactions and balances have been eliminated. The portion of the consolidated subsidiaries not wholly owned by the Company and any related activity is eliminated through Non-controlling interest in the consolidated balance sheets and Net (loss) income attributable to non-controlling interest in the consolidated statements of operations. The results of operations attributable to the non-controlling interest are presented within equity and net (loss) income and are shown separately from the Company’s equity and net income attributable to the Company. Some of the existing inter-company balances, which are eliminated upon consolidation, include features allowing the liabilities of Exploraciones Oceánicas S. de R.L. de CV (“ExO”) and Oceanica Resources, S. de R.L. (“Oceanica”), majority owned subsidiaries of the Company, to be converted into additional equity of a subsidiary, which, if exercised, could increase the Company’s direct or indirect interest in the non-wholly owned subsidiaries. During the second quarter of 2025, the Company converted these intercompany balances into equity interests of Oceánica Resources México, S. de R.L. de C.V., a Mexican company (“ORM”). Refer to Note 6 – Joint Venture for additional information.

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

The Company currently generates revenues from service contracts with customers. Currently, there are two sources of revenue, marine services and operating and other services. The contracts for the marine services provide research, scientific services, marine operations planning, management execution and project management. These services are billed generally on a monthly basis and recognized as revenue over time as the services are performed or provided. The Company generally does not receive any upfront consideration for these services, and there is no variable consideration for the services. Costs associated with both marine and operating and other services include all direct consulting labor, and minimal supplies, and is charged to operations as a component of Operations and Research.

Accounts receivable are based on amounts billed to customers. We evaluate our accounts receivable to estimate an allowance for credit losses over the remaining life of the financial instrument. The remaining life of our financial assets is determined by considering contractual terms among other factors. We estimate an allowance for credit losses based on ongoing evaluations of the accounts and notes receivable, the related credit risk characteristics, and the overall economic and environmental conditions affecting the financial assets. Credit losses are charged off against the allowance when we believe the uncollectibility of the financial asset is confirmed. Subsequent recoveries, if any, are credited to the allowance once received. A credit loss expense, or benefit, is recorded within marketing, general and administrative expense in the Statement of Operations in an amount necessary to adjust the allowance for credit losses to our estimate as of the end of each reporting period. At December 31, 2025 and 2024 we determined no allowance was necessary. If we were to have a recorded allowance, the accounts receivable would be stated net of the recorded allowance.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in banks and consist of deposits in one U.S. and one foreign bank. We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains certain of its cash balances in one U.S. bank, which at times, may exceed federally insured limits. The Company has not incurred and does not expect to incur any losses with respect to these balances. We limit investment of cash equivalents and investments to financial institutions with high credit ratings. Management believes it is not exposed to any significant credit risk regarding these accounts as it performs periodic reviews of the creditworthiness of the financial institutions the Company uses.

Bismarck Exploration License

The Company follows the guidance pursuant to Financial Accounting Standards Board (“FASB”) ASC 350, Intangibles-Goodwill and Other (“ASC 350”) in accounting for the exploration license held by Bismarck Mining Corporation, Ltd., (the “Bismarck Exploration License”). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. Costs incurred to renew or extend the term of the license are expensed as incurred. The most recent renewal was submitted in July 2024, and was issued in March 2026. The Bismarck Exploration License is not dependent on another asset or group of assets that could potentially limit the useful life of the exploration license. We test the Bismarck Exploration License for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance of the ASC topic 350. We did not have any impairment indicators for the years ended December 31, 2025 or 2024.

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

As discussed in Note 10 – Derivative Financial Instruments to the consolidated financial statements, we have certain litigation financing with detachable warrants that is included in “Litigation financing and other” on the consolidated balance sheets at December 31, 2025 and 2024. The litigation financing agreement involved numerous amendments, significant non-cash financing, warrant issuances, and issuance costs requiring judgment based on the facts and circumstances, particularly regarding the fair value of the derivative. The fair value of the derivative as of December 31, 2025 and 2024, was based on amounts funded and management’s good-faith estimates of the potential outcomes of enforcement and collection of the Arbitral Award, the potential outcomes conditional on Odyssey winning Mexico’s proceeding to set aside the Arbitral Award, the potential repayment date, and certain market variables.

The Company determines the accounting classification of warrants it issues as either liability or equity classified by first assessing whether the warrants meet liability classification in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, then in accordance with ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Equity. After all relevant assessments, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants require fair value accounting at issuance and subsequent to initial issuance with all changes in fair value after the issuance date recorded in the Statements of Operations. Equity classified warrants only require fair value accounting at issuance with no changes recognized subsequent to the issuance date.

The 37N Note was determined to include an embedded derivative liability related to the share settled redemption feature of the Note in accordance with ASC 815. During 2024, the embedded derivative’s fair value was determined using the with-and-without valuation method. In October 2024, the remainder of the indebtedness under the 37N Note was converted into shares of the Company’s common stock. Refer to Note 8 – Loans Payable, for further information on the conversion.

During December 2024, the Company entered into amendments of the March 2023 Notes and the December 2023 Notes that resulted in additional embedded derivative liabilities in those notes. Refer to Note 10 – Derivative Financial Instruments, for details on such transactions. During the year ended December 31, 2025, all outstanding balances of the March 2023 Notes and December 2023 Notes were converted into shares of the Company’s common stock.

As of December 31, 2025 and 2024, the 2022 Warrants, the March 2023 Warrants and the December 2023 Warrants were determined to meet the definition of derivative liability, and their respective fair value was estimated using a Black-Scholes valuation model.

Investment in Unconsolidated Entities

As discussed in Note 5 – Investment in Unconsolidated Entities, the Company has cost basis method investments and an equity method investment with related parties. We account for the investments we make in certain legal entities in which equity investors do not have (1) sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support, or (2) as a group, the holders of the equity investment at risk do not have either the power, through voting or similar rights, to direct the activities of the legal entity that most significantly impact the entity’s economic performance, or (3) the obligation to absorb the expected losses of the legal entity or the right to receive expected residual returns of the legal entity. The Company has entered into agreements with a certain related parties that required analysis of ASC 810-10 to determine if the investment is considered a variable interest entity (“VIE”). If the investment is determined to be a VIE, then the Company evaluates whether it is considered the primary beneficiary. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to direct the activities that most significantly impact the VIE’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the VIE. We determine whether any of the entities in which we have made investments is a VIE at the start of each new venture and if a reconsideration event has occurred. At such times, we also consider whether we must consolidate a VIE and/or disclose information about our involvement in a VIE. This analysis required judgment and review of the facts and circumstances to determine the proper accounting for the cost and equity method investments. A reporting entity must consolidate a VIE if that reporting entity has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. A reporting entity must consider the rights and obligations conveyed by its variable interests and the relationship of its variable interests with variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both. For investments in VIEs in which the Company is considered the primary beneficiary, the assets, liabilities and results of operations of the VIE are included in the Company’s consolidated financial statements. As of December 31, 2025 and 2024, there were no VIEs for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually.

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

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment recorded to long-lived assets as of December 31, 2025 or 2024, respectively.

Fair Value Measurements

Financial instruments consist of cash, investments in equity securities, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, equity securities, accounts payable, accrued liabilities, derivative financial instruments and loans payable. The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values due to their short maturities. Loans payable are measured at fair value based on valuation techniques using observable inputs other than Level 1 quoted prices in active markets and, accordingly, these estimates are not necessarily indicative of the amounts that we could realize in a current market exchange. We carry derivative financial instruments at fair value. Derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

Foreign Currency

The Company’s functional and reporting currency is U.S. dollars. Foreign currency denominated assets and liabilities are remeasured into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations and cash flows of businesses conducted in foreign currency are remeasured using the average exchange rates throughout the period. The effect of exchange rate fluctuations on the remeasurement of assets and liabilities is included in Other expense in the Consolidated Statement of Operations, and amounted to a $1.2 million loss and a $1.1 million gain for the years ended December 31, 2025 and 2024, respectively.

Earnings Per Share (“EPS”)

Basic EPS has been computed pursuant to ASC Topic 260, Earnings Per Share, and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in our earnings. We use the treasury stock method to compute potential common shares from stock options, restricted stock units and warrants and use the if-converted method to compute potential common shares from preferred stock, convertible notes or other convertible securities.

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

	For the Year Ended December 31,
	2025	2024
Average market price during the period	$1.35	$3.23
Option awards	2,764,574	1,511,402
Unvested restricted stock awards	212,000	—
Convertible notes	5,474,613	17,865,600
Common Stock Warrant related	11,278,765	7,498,460
Put Options	3,871,880	—

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	For the Year Ended December 31,
	2025	2024

Net income (loss) attributable to Odyssey Marine Exploration, Inc.	$(43,085,185)	$15,657,934
Numerator:
Basic net income (loss) available to stockholders	$(43,085,185)	$15,657,934
Change in fair value of Equity Exchange Agreement and loss on equity method investment	—	(6,358,401)
Fair value change of warrants	—	(7,408,743)
Diluted net income (loss) available to stockholders	$(43,085,185)	$1,890,790

Denominator:
Weighted average common shares outstanding – Basic	39,254,985	20,977,521
Dilutive effect of options	—	95,006
Dilutive effect of other derivative instruments	—	3,871,880
Dilutive effect of warrants	—	3,432,542
Weighted average common shares outstanding – Diluted	39,254,985	28,376,949

Net income (loss) per share:
Basic	$(1.10)	$0.75
Diluted	$(1.10)	$0.07

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using the enacted tax rates for the years and jurisdictions in which the temporary differences are expected to be recovered. A change to the tax rates used to measure the Company’s deferred taxes is recognized in income during the period in which the new rate(s) were enacted.

The Company recognizes deferred tax assets to the extent the Company’s assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not, that all or a portion of a deferred tax asset will not be realized a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense.

The Company recognizes and measures uncertain tax benefits in accordance with ASC 740, Income Taxes, based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

Operations and research

Operations and research expenses are charged to operations as incurred.

Stock-based Compensation

Our stock-based compensation is recorded in accordance with the guidance in the ASC 718, Compensation – Stock Compensation. All share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period for the entire award. The amount of compensation costs recognized at any date is to be at least equal to the portion of grant-date value of the award that is vested as of that date. For performance-based share awards, the Company recognizes expense when it is determined the performance criteria are probable of being met. The probability of vesting is reassessed at each reporting date and compensation cost is adjusted using a cumulative catch-up adjustment. Forfeitures are recognized in compensation cost when they occur. Benefits or deficiencies of tax deductions in excess of recognized compensation costs are reported within operating cash flows.

See Note 13 – Stockholders’ Deficit for further discussion related to the Company’s share-based compensation plans.

Segment Reporting

We evaluate the products and services that produce our revenue and the geographical regions in which we operate to determine reportable segments in accordance with ASC 280 – Segment Reporting. Based on that evaluation, we have determined that we have only one operating segment.

See Note 18 – Segment Reporting for further discussion related to the segment information.

Accounting Standards Recently Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”). The new guidance enhances the transparency and decision usefulness of income tax disclosures. Adjustments to the annual disclosure of income taxes include: (1) a tabular rate reconciliation comprised of eight specific categories, (2) incomes taxes paid, disaggregated between significant national, state, and foreign jurisdictions, (3) elimination of requirements to disclose the nature and estimate of reasonably possible changes to unrecognized tax benefits in the next 12 months or that an estimated range cannot be made, and (4) addition of a requirement to disclose income (or loss) from continuing operations before income tax expense (or benefit) by national and foreign, and income tax expense (or benefit) from continuing operations disaggregated between national, state and foreign. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024, with early adoption permitted. The Company adopted this guidance in this Annual Report on Form 10-K on a prospective basis, which results in the requirement for some non-comparable disclosures between the periods presented. Except for the expanded disclosure, there was no material impact on the Company’s consolidated financial statements due to the adoption of this ASU. See Note 14 – Income Taxes for complete disclosures arising from this adoption.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses.” The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses, including purchases of inventory, employee compensation, and depreciation, amortization, and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s consolidated financial statement disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance in ASU 2025-05 provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. Given the Company’s accounts receivable composition, the Company does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for and disclosure of internal-use software costs. The guidance removes all references to project stages, defines the threshold for capitalizing costs, and clarified the disclosure requirements for capitalized software costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)—Derivatives Scope Refinements and Scope Clarifications for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU is intended to address concerns about the application of derivative accounting to contracts with features linked to the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. This guidance specifically scopes out litigation funding from the definition of a derivative. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The amendments may be applied prospectively or on the modified retrospective method. The Company is continuing to evaluate the potential impact of this update on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The standard clarifies the application of interim reporting guidance and reorganizes existing disclosures. This guidance is effective for interim reporting periods beginning after December 15, 2027. The Company does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12 Codification Improvements. The ASU provides clarifying guidance intended to improve the consistency and application of existing accounting standards. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company does not expect adoption of this guidance to have a material impact on the Company’s consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material effect, if any, on the Company’s consolidated financial statements and related disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These changes did not have any effect on net income, stockholders’ deficit or cash flows.

NOTE 3 – ACCOUNTS RECEIVABLE

Our accounts and other related party receivables consist of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Related party (Note 15)	$67,323	$67,320
Other	—	218,444
Total accounts receivable and other, net	$67,323	$285,764

NOTE 4 – OTHER CURRENT ASSETS

Our other current assets consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Prepaid insurance	$637,834	$564,930
Other	104,707	83,430
Deposits	30,075	35,266
Total other current assets	$772,616	$683,626

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

The Company’s investments in unconsolidated entities consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Phosagmex	$(984,113)	$—
CIC Limited	5,265,949	5,003,449
Ocean Minerals, LLC	4,536,912	4,882,330
Investment in unconsolidated entities	$8,818,748	$9,885,779

Phosagmex, S.A.P.I. de C.V.

On June 4, 2025, the Company and certain of its affiliates formed Phosagmex as the joint venture contemplated by the JV Agreement. See Note 6 – Joint Venture for further information, including summarized financial information.

CIC Limited

CIC Limited (“CIC”) is pursuing deep water exploration pursuant to permits in foreign waters. The Company held an ownership interest in CIC of approximately 13.4% and 14.2% as of December 31, 2025 and 2024, respectively. Due to the structure of CIC, the Company determined this venture to be a variable interest entity (“VIE”) consistent with ASC 810. The Company has determined it is not the primary beneficiary of the VIE and, therefore, has not consolidated this entity. The Company records its investment under the cost method as CIC is incorporated and we have determined we do not exercise significant influence over the entity. The Company assesses its investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded.

The Company also provided services to CIC in the years ended December 31, 2025 and 2024 (see Note 15 – Related Party Transactions).

Ocean Minerals, LLC

On June 4, 2023, Odyssey, Odyssey Minerals Cayman Limited, a wholly owned subsidiary of Odyssey (the “Purchaser”), and Ocean Minerals, LLC (“OML”) entered into a Unit Purchase Agreement (as amended on July 1, 2023, October 3, 2023 and October 17, 2023, the “OML Purchase Agreement”) pursuant to which the Purchaser agreed to purchase, and OML agreed to issue and sell to the Purchaser, an aggregate of 733,497 membership interest units of OML (the “Purchased Units”) for a total purchase price of $15.0 million. On July 3, 2023, pursuant to the OML Purchase Agreement, the Company purchased 293,399 of the Purchased Units, representing approximately 6.28% of the OML Units, in return for the initial purchase price of $1.0 million cash and Odyssey’s shares of ORI.

On October 18, 2024, Odyssey and OML entered into a Termination Agreement pursuant to which the parties terminated the OML Purchase Agreement (the “OML Termination Agreement”). The OML Termination Agreement terminated the parties’ respective rights and obligations relating to the purchase of additional equity interests in OML, but did not affect Odyssey’s ownership of the Initial OML Units or the obligation to pay the lease payments for the Retriever asset as described below. The OML Termination Agreement did not affect the Equity Exchange Agreement or the Contribution Agreement.

As of December 31, 2025 and 2024, Odyssey owned approximately 7.0% and 6.97%, respectively, of the issued and outstanding membership interest units of OML. The Company determined that OML is a VIE as it does not have sufficient equity at-risk to permit OML to finance its activities without additional subordinated financial support. However, as Odyssey’s lack of power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. The Company has determined that OML operates more like a partnership. Because the Company holds more than 3% - 5% and has no influence over OML, the investment falls within the scope of ASC 323, Investments – Equity and Joint Ventures. Odyssey applied the equity method of accounting for its interest in OML, starting on July 3, 2023. As a result, OML is considered a related party.

Equity Exchange Agreement

In connection with the transactions contemplated by the OML Purchase Agreement, Odyssey and the existing members of OML entered into an Equity Exchange Agreement (the “Exchange Agreement”) pursuant to which such members of OML had the right, but not the obligation, to exchange membership interest units of OML held by them for shares of Odyssey’s common stock. The Equity Exchange Agreement expired by its terms on January 3, 2025. Prior to its expiration, the Equity Exchange Agreement was recorded as a liability within the scope of ASC 480, Distinguishing Liabilities from Equity, that was initially measured at fair value, and subsequent changes in the fair value of the liability were recognized in earnings.

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

Equity Method of Accounting

At December 31, 2025 and 2024, our accumulated investment in OML was $4.5 million and $4.9 million, respectively, which is classified as Investment in unconsolidated entities in our consolidated balance sheets. For the year ended December 31, 2024, the

Company recognized a change in put option liability of $5.6 million in the consolidated statements of operations to record the fair value adjustment of the equity exchange agreement. As of December 31, 2024, management determined the probability of the Put Option being exercised before its expiration was zero; therefore, the Put Option liability was deemed to have a value of zero. On January 3, 2025, the Equity Exchange Agreement expired by its terms.

For the years ended December 31, 2025 and 2024, based on estimated financial information for our equity-method investee, we recognized $0.5 million and $0.3 million, respectively, of Loss on Equity Method Investment in the consolidated statement of operations for our proportionate share of the net loss of our equity method investee, which decreased our net income for each respective year in our consolidated statement of operations. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our consolidated statement of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transactions to the extent of our ownership interest.

The following tables provide summarized financial information for OML, the Company’s equity method accounted investee, not adjusted for the percentage ownership of the Company, compiled from OML’s financial statements.

	December 31,
	2025	2024
Revenue	$3,893,723	$4,982,246
General expenses	(3,311,805)	(3,160,477)
Payroll expenses	(2,406,725)	(1,852,828)
Net Loss	$(6,264,514)	$(2,925,000)

	As of December 31,
	2025	2024
Total Assets	$16,721,973	$15,014,364
Total Liabilities	$15,461,861	$11,329,642

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

Neptune Minerals, Inc.

The Company holds an ownership interest of approximately 14% in Neptune Minerals, Inc. (“NMI”). We currently apply the cost method of accounting for this investment. Previously, when we accounted for this investment using the equity method of accounting, we accumulated and did not recognize losses of $21.3 million in our consolidated statements of operations because these losses exceeded our investment in NMI. Our investment has a carrying value of zero as a result of the recognition of our share of prior losses incurred by NMI under the equity method of accounting.

NOTE 6 – JOINT VENTURE

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

On February 27, 2026, the Company, certain of its affiliates, CapLat, and Phosagmex entered into an amended and restated JV Agreement (the “Restated JV Agreement”). The Restated JV Agreement:

•
provides for termination only upon the mutual consent or agreement of the parties to the JV Agreement;
•
eliminates respective rights to termination fees in the event of termination for all parties to the JV Agreement;
•
provides for the closing of the transactions contemplated thereby upon execution and delivery of the Restated JV Agreement, including execution and delivery of an acknowledgment of assignment of the mining concessions and a restated shareholder agreement; and
•
limits the duration of the period during which the Company is obligated to provide services to Phosagmex.

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

On August 7, 2025, (1) the Company entered into a contribution agreement with certain subsidiaries pursuant to which the Company contributed to OME an account receivable in the amount of $1.98 million owed by ExO (the “ExO Receivable”), and (2) a subscription agreement with ORM pursuant to which the Company transferred the ExO Receivable to ORM in exchange for ORM member interests at a conversion rate of $2.75, consistent with the rate applied to the conversion of other amounts owed by Oceanica and ExO to the Company. On August 29, 2025, ORM contributed the ExO Receivable to Phosagmex in accordance with the JV Agreement as part of the Company’s contribution. As of December 31, 2025, the ExO mining concessions have not been reinstated. Therefore, Odyssey did not recognize any gain or loss associated with its contribution as of that time.

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

The Company concluded that Odyssey will account for its investment in the joint venture on a go-forward basis by adjusting its investment for its share of Phosagmex’s financial activity, basis differences, eliminating intra-entity profits or losses until realized through transactions with third parties, and evaluating for impairment.

Based on most recently available financial information for Phosagmex, we recognized a $1.1 million loss on equity method investment for the year ended December 31, 2025, in the consolidated statements of operations for our proportionate share of the net loss of Phosagmex. As of December 31, 2025, our accumulated investment in Phosagmex was a negative investment of $1.0 million, which is consistent with Odyssey’s obligation to reimburse the transfer price of the concessions asset if the concessions are not reinstated.

Summarized Financial Information

The following tables provide summarized financial information for Phosagmex, without adjustment for the Company’s percentage ownership, compiled from Phosagmex’s financial statements.

Year Ended December 31, 2025
Revenue	$—
General and administrative expenses	(2,061,826)
Foreign exchange income	7,000
Net loss	$(2,054,826)

As of December 31, 2025
Total Assets	$2,351,649
Total Liabilities	$224,747

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2025	2024
Computers and peripherals	$137,562	$370,712
Furniture and office equipment	131,615	131,615
Marine equipment	500,838	803,013
Property and equipment	770,015	1,305,340
Less: Accumulated depreciation	(295,199)	(771,324)
Property and equipment, net	$474,816	$534,016

Depreciation expense included in marketing, general and administrative expense in the consolidated statements of operations was $75,298 and $79,019 for the years ended December 31, 2025 and 2024, respectively.

NOTE 8 – LOANS PAYABLE

The Company’s consolidated notes payable consisted of the following carrying values and related interest expense at:

	December 31,
	2025	2024
March 2023 Note	$—	$13,101,995
December 2023 Note	—	6,550,164
Emergency Injury Disaster Loan	150,000	150,000
Vendor note payable	—	484,009
AFCO insurance note payable	522,356	465,138
Finance obligations (Note 17)	4,323,042	4,210,604
Total Loans payable	$4,995,398	$24,961,910
Less: Unamortized deferred lender fee	—	(119,530)
Less: Unamortized debt discount	—	(1,906,850)
Total Loans payable, net	$4,995,398	$22,935,530
Less: Current portion of loans payable	(1,062,356)	(13,084,379)
Loans payable—long term	$3,933,042	$9,851,151

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

The total proceeds of $14.0 million were allocated between debt and equity for the warrants based on the relative fair value of the two instruments. As a result, there was a debt discount of $3.7 million, which was amortized over the remaining term of the March 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense. In connection with the December 2024 amendment discussed below, any unamortized debt discount was written off to interest expense.

The principal amount outstanding under the March 2023 Note bore interest at the rate of 11.0% per annum, and interest was payable in cash on a quarterly basis, except that, (a) at Odyssey’s option and upon notice to the holder of the March 2023 Note, any quarterly interest payment could be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the March 2023 Note (“PIK Interest”), and (b) the first quarterly interest payment due under the March 2023 Note was be satisfied with PIK Interest. The March 2023 Note provided Odyssey with the right, but not the obligation, upon notice to the holder of the March 2023 Note to redeem the March 2023 Note under certain circumstances. Unless the March 2023 Note was sooner redeemed at Odyssey’s option, all indebtedness under the March 2023 Note was due and payable on September 6, 2024. On September 5, 2024, the Company entered into amendments pursuant to which the maturity date was extended to December 6, 2024. Under the terms of the March 2023 Note Purchase Agreement, Odyssey agreed to use the proceeds of the sale of the Securities to fund Odyssey’s obligations under the Termination Agreement (as defined above), to pay legal fees and costs related to Odyssey’s NAFTA arbitration against the United Mexican States, to pay fees and expenses related to the transactions contemplated by the March 2023 Note Purchase Agreement, and for working capital and other general corporate expenditures. Odyssey’s obligations under Note were secured by a security interest in substantially all of Odyssey’s assets (subject to limited stated exclusions).

Under the terms of the March 2023 Warrant, the holder had the right for a period of three years after issuance to purchase up to 3,703,703 shares of Odyssey’s common stock at an exercise price of $3.78 per share, which represents 120.0% of the official closing price of Odyssey’s common stock on the Nasdaq Capital Market immediately preceding the signing of the March 2023 Note Purchase Agreement, upon delivery of a notice of exercise to Odyssey. Upon exercise of the March 2023 Warrant, Odyssey had the option to either (a) deliver the shares of common stock issuable upon exercise or (b) pay to the holder an amount equal to the difference between (i) the aggregate exercise price payable under the notice of exercise and (ii) the product of (A) the number of shares of common stock indicated in the notice of exercise multiplied by (B) the arithmetic average of the daily volume-weighted average price of the common stock on the Nasdaq Capital Market for the five consecutive trading days ending on, and including, the trading day immediately prior to the date of the notice of exercise. The warrant provided for customary adjustments to the exercise price and the number of shares of common stock issuable upon exercise in the event of a stock split, recapitalization, reclassification, combination or exchange of shares, separation, reorganization, liquidation, or the like.

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

In connection with the March 2023 NWPA Amendment, the Company issued to each of the holders of the March 2023 Securities an Amended and Restated Convertible Promissory Note (the “March 2023 AR Notes”), and the Company and such holders entered into amendments (the “March 2023 Warrant Amendments”) to the March 2023 Warrants. The March 2023 Notes were modified by the March 2023 AR Notes to, among other things, (a) extend the maturity date to June 30, 2025, and, subject to an amendment of the Company’s December 2023 Notes (as defined below), to December 31, 2025, (b) add a conversion feature pursuant to which the holders had the right to convert the indebtedness under the March 2023 AR Notes into shares of the Company’s common stock at a conversion rate equal to 75% of the 30-day volume weighted average price of the Company’s common stock, provided that the conversion rate will not be less than $1.10 or greater than $2.20. The March 2023 AR Notes include limitations on the holders’ right to exercise the conversion feature, including customary limitations intended to ensure compliance with the rules of the Nasdaq Capital Market and a provision that provided the Company with the right to settle any exercise of the conversion feature in cash rather than by issuing shares of common stock. The condition relating to amendment of the December 2023 Notes was also satisfied on December 20, 2024, such that the maturity date of the March 2023 AR Notes was December 31, 2025.

The March 2023 Warrant Amendments modified the exercise price of the March 2023 Warrants from $3.78 to $1.10. In connection with the March 2023 NWPA Amendment, the Company also granted (a) registration rights to the holders of the March 2023 AR Notes and the March 2023 Warrants with respect to the shares of common stock issuable upon conversion or exercise thereof and (b) provided the holders with security interests in additional collateral to secure the Company’s obligations to the holders. The Company and the investors also entered into a Registration Rights Agreement (the “March 2023 Rights Agreement”) pursuant to which the Company agreed to prepare and file a registration statement with the SEC relating to the offer and sale of the shares of common stock on or before February 28, 2025. Odyssey registered the offer and sale of the shares of Odyssey common stock issuable upon exercise of the March 2023 AR Notes conversion right and the March 2023 Warrant in a registration statement filed with the SEC and declared effective as of February 7, 2025.

The March 2023 NWPA Amendment, the March 2023 AR Notes, the March 2023 Warrant Amendments, and the March 2023 Rights Agreement also included representations and warranties, covenants, conditions, and other provisions customary for comparable transactions.

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

During the year ended December 31, 2025, holders of the March 2023 AR Notes converted all remaining indebtedness under the March 2023 AR Notes, amounting to $14.5 million, into 12,051,669 shares of the Company’s Common Stock. As a result, there are no outstanding March 2023 AR Notes as of December 31, 2025, and the liens securing the March 2023 AR Notes were released.

For the years ended December 31, 2025 and 2024, we recorded $1.4 million and $1.8 million of interest expense from the amortization of the debt discount, respectively, and $89,820 and $44,934 interest from the fee amortization which has been recorded in interest expense, respectively. The carrying value of the debt was $11.6 million as of December 31, 2024, which includes of interest Paid In Kind (“PIK”) of $1.2 million, and was net of unamortized debt fees of $89,820, and net of unamortized debt discount of $1.5 million, associated with the fair value of the warrant. The total face value of this obligation at December 31, 2024, was $13.1 million.

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

The total proceeds of $6.0 million were allocated between debt and warrant liability by recognizing the warrants at their full fair value and allocating the residual proceeds to the December 2023 Notes. The initial fair value of the December 2023 Warrants was $2.4 million, resulting in a corresponding discount on the December 2023 Notes which was amortized over the remaining term of the December 2023 Note Purchase Agreement using the effective interest method, which is charged to interest expense.

The principal amount outstanding under the December 2023 Notes bore interest at the rate of 11.0% per annum, and interest was payable in cash on a quarterly basis, except that, (a) at our option and upon notice to the holder of the December 2023 Notes, any quarterly interest payment could be satisfied, in lieu of paying such cash interest, by adding an equivalent amount to the principal amount of the December 2023 Notes (“December 2023 PIK Interest”), and (b) the first quarterly interest payment due under the December 2023 Notes was satisfied with December 2023 PIK Interest. The December 2023 Notes provided us with the right to redeem the December 2023 Notes to redeem under certain conditions. Unless the December 2023 Notes were sooner redeemed at our option, all indebtedness under the December 2023 Notes was due and payable on June 1, 2025. Under the terms of the December 2023 Note Purchase Agreement, we agreed to use the proceeds of the sale of the December 2023 Securities for working capital and other general corporate expenditures and to pay fees and expenses related to the transactions contemplated by the December 2023 Note Purchase Agreement. Our obligations under December 2023 Notes are secured by a pledge of and security interest in our equity interests in Odyssey Marine Cayman Limited (subject to limited stated exclusions).

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

We incurred $65,500 in related expenses, which were being amortized over the term of the December 2023 Note Purchase Agreement and charged to interest expense. In connection with the December 2024 amendment discussed below, any unamortized debt discount was written off to interest expense.

December 2024 Amendment

On December 20, 2024, the Company and the holders of the December 2023 Securities entered into an Amendment to Note and Warrant Purchase Agreement (the “December 2023 NWPA Amendment”) pursuant to which issued to each of the holders of the December 2023 Securities an Amended and Restated Convertible Promissory Note (the “December 2023 AR Notes”), and the Company and such holders entered into amendments (the “December 2023 Warrant Amendments”) to the December 2023 Warrants. The December 2023 Notes were modified by the December 2023 AR Notes to, among other things, (a) extend the maturity date to April 1, 2026, (b) add a conversion feature pursuant to which the holders had the right to convert the indebtedness under the December 2023 AR Notes into shares of the Company’s common stock at a conversion rate equal to 75% of the 30-day volume weighted average price of the Company’s common stock, provided that the conversion rate would not be less than $1.10. The December 2023 AR Notes include limitations on the holders’ right to exercise the conversion feature, including customary limitations intended to ensure compliance with the rules of the Nasdaq Capital Market and a provision that provides the Company with the right to settle any exercise of the conversion feature in cash rather than by issuing shares of common stock.

The December 2023 Warrant Amendments modified the exercise price of one tranche of the December 2023 Warrants from $4.25 to $1.23 and the exercise price of the other tranche of the December 2023 Warrants from $7.09 to $2.05. In connection with the December 2023 NWPA Amendment, the Company also granted registration rights to the holders of the December 2023 AR Notes and the December 2023 Warrants with respect to the shares of common stock issuable upon conversion or exercise thereof. The Company and the investors also entered into a Registration Rights Agreement (the “December 2023 Rights Agreement”) pursuant to which the Company agreed to prepare and file a registration statement with the SEC relating to the offer and sale of the shares of common stock on or before February 28, 2025. Odyssey registered the offer and sale of the shares of Odyssey common stock issuable upon exercise of the December 2023 AR Notes conversion right and the December 2023 Warrant in a registration statement filed with the SEC and declared effective as of February 7, 2025.

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

During the year ended December 31, 2025, holders of the December 2023 AR Notes converted all remaining indebtedness under the December 2023 AR Notes, amounting to $7.3 million, into 5,774,691 shares of the Company’s Common Stock. As a result, there are no outstanding December 2023 AR Notes as of December 31, 2025, and the liens securing the December 2023 AR Notes were released.

For the year ended December 31, 2025 and 2024, we recorded $0.5 million and $2.3 million of interest expense from the amortization of the debt discount, respectively, and $46,973 and $50,799 interest from the fee amortization, respectively. The carrying value of the debt was $6.0 million as of December 31, 2024, and was net of unamortized debt fees of $29,710, and net of unamortized debt discount of $0.5 million, associated with the fair value of the warrant. The total face value of this obligation as of December 31, 2024 was $6.6 million, respectively.

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

As of both December 31, 2025 and 2024, the Company’s principal balance on the EIDL Loan amounted to $0.2 million and is recorded as Loans payable in the consolidated balance sheets.

Vendor Note Payable

As of December 31, 2025 and 2024, we were obligated to a vendor under an interest-bearing trade payable, bearing a simple annual interest at a rate of 12.0%. As collateral, we granted the vendor a primary lien on certain of our equipment. The carrying value of this equipment is zero. This agreement matured in August 2018, but the vendor had not demanded payment.

On October 16, 2025, we entered into a settlement and release agreement pursuant to which we satisfied in full our Vendor Note. The note payable in the principal amount of $0.5 million plus accrued interest of $0.5 million, was settled for a cash payment of $250,000 and an assignment of certain equipment that secured the note payable. As a result, the balance of this vendor note payable was zero as of December 31, 2025. This settlement transaction resulted in a gain on disposal of the equipment of $0.2 million and a gain on debt extinguishment of $0.6 million, recorded during the year ended December 31, 2025.

The principal balance and accrued interest of the Vendor Note Payable as of December 31, 2024, were $0.5 million and $0.5 million, respectively.

AFCO Insurance Note Payable

On November 1, 2024, we executed the Premium Finance Agreement with AFCO Credit Corporation (“AFCO”). Pursuant to the Premium Finance Agreement, AFCO agreed to finance the Directors and Officers (“D&O”) Insurance premiums evidenced by the promissory note in the amount of $565,512 equally over an 11-month period, bearing interest at a rate of 6.17% per annum, maturing on October 31, 2025.

On November 1, 2025, we executed the Premium Finance Agreement with AFCO. Pursuant to the Premium Finance Agreement, AFCO agreed to finance the D&O Insurance premiums evidenced by the promissory note, bearing interest at a rate of 6.11% per annum, maturing on October 31, 2026.

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

At various times in 2024, 37N delivered exercise notices to us pursuant to which it exercised its right to convert the $1.2 million outstanding indebtedness under the Note Agreement into shares of our Common Stock. In accordance with the Note Agreement, based on the applicable conversion rates of ranging between $0.41055 and $3.6491, we issued 1,028,671 shares of our Common Stock to 37N during the year ended December 31, 2024.

As a result of the above exercises, the outstanding debt was fully converted to equity, and the debt instrument and related embedded derivative were zero as of December 31, 2024.

Pignatelli Note

On March 6, 2023, Odyssey issued a new unsecured Convertible Promissory Note in the principal amount of $0.5 million to Mr. Pignatelli bearing interest at the rate of 10.0% per annum convertible into Common Stock of Odyssey at a conversion price of $3.78 per share. On September 13, 2024, Mr. Pignatelli converted all outstanding principal and interest under the note, amounting to $0.6 million, to shares of our Common Stock. Accordingly, during the year ended December 31, 2024, the Company issued 152,461 shares of our Common Stock to Mr. Pignatelli and the balance of the note at December 31, 2025 and 2024 amounted to zero.

Accrued interest

Total accrued interest associated with our financings was $0.0 million and $1.0 million as of December 31, 2025 and 2024, respectively.

NOTE 9 – FAIR VALUE MEASUREMENTS

The Company did not have any financial assets measured at fair value on a recurring basis. The following tables summarize our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

		Fair Value at December 31,
	Level	2025	2024
Liabilities
Litigation financing	3	$63,287,048	$56,950,377
2022 Warrants	3	7,833,301	2,060,773
March 2023 Warrants	3	2,217,838	1,910,950
December 2023 Warrants	3	2,099,221	827,036
March 2023 Note Conversion Option	3	—	2,745,000
December 2023 Note Conversion Option	3	—	307,000
Total of fair valued liabilities		$75,437,408	$64,801,136

The Litigation financing valuation was based on the following assumptions: amounts funded by the Funder, the corresponding IRR calculation, percentage applicable to the recovery percentage calculation and management’s good-faith estimates for estimated outcome probabilities and estimated debt repayment dates.

The 2022 Warrants, the March 2023 Warrants and the December 2023 Warrants are measured using a Black-Scholes valuation model. The assumptions used in this model included the use of key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the warrants and the expected dividend yield. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the warrant. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms and the remaining term to maturity. The dividend yield is based on the historical dividends issued by the Company. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

As of December 31, 2024, the embedded derivatives for the conversion options on the March 2023 Notes and December 2023 Notes are measured at fair value, Level 3, using the with-and-without valuation method. The assumptions used in this model included key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the option, the expected dividend yield, and the appropriate discount rate. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the notes. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms. The dividend yield is based on the historical dividends issued by the Company. The discount rate is derived based on a risk-adjusted market rate for CCC-rated corporate bond yields. If the volatility rate or risk-free interest rate were to change, the value of the notes would be impacted.

Items not included in the above disclosures include cash and cash equivalents, accounts and other related party receivables, other current assets and accounts payable. The carrying values of those items, as reflected in the consolidated balance sheets, approximate their fair value at December 31, 2025 and 2024. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which is determined using Level 1.

Changes in our Level 3 fair value measurements were as follows:

	37N Note Conversion Option	March 2023 Warrants	December 2023 Warrants	Put option liability	March 2023 Conversion Option	December 2023 Conversion Option	Litigation financing	2022 Warrants	Total
Balance as of December 31, 2023	$702,291	$—	$2,392,563	$5,637,162	$—	$—	$52,115,647	$13,399,822	$74,247,485
Debt conversion to equity	(341,601)	—	—	—	—	—	—	—	(341,601)
Added conversion option (embedded derivative)	—	—	—	—	690,000	161,000	—	—	851,000
Classification of warrants as liability	—	7,754,438	—	—	—	—	—	—	7,754,438
Warrant repricing (Note 8)	—	808,508	348,168	—	—	—	—	—	1,156,676
Change in fair value	(360,690)	(6,651,996)	(1,913,695)	(5,637,162)	2,055,000	146,000	4,834,730	(11,339,049)	(18,866,862)
Balance as of December 31, 2024	$—	$1,910,950	$827,036	$—	$2,745,000	$307,000	$56,950,377	$2,060,773	$64,801,136
Debt conversion to equity	—	—	—	—	(9,020,436)	(5,373,605)	—	—	(14,394,041)
Warrants exercised	—	(2,888,830)	(404,504)	—	—	—	—	—	(3,293,334)
Issuance of new funding	—	—	—	—	—	—	110,005	—	110,005
Change in fair value	—	3,195,718	1,676,689	—	6,275,436	5,066,605	6,226,666	5,772,528	28,213,642
Balance as of December 31, 2025	$—	$2,217,838	$2,099,221	$—	$—	$—	$63,287,048	$7,833,301	$75,437,408

Additional information about the litigation financing liability and embedded derivative liability related to the March 2023 Notes and December 2023 Notes is included in Note 10 – Derivative Financial Instruments.

The consolidated financial statements include an out-of-period adjustment of $8.5 million for the three and nine months ended September 30, 2025, related to the change in the fair value of the March 2023 Notes and December 2023 Notes derivative liability and additional paid-in capital to correct for an error identified during the preparation of the financial statements for the year ended December 31, 2025. The Company has determined that this error was not material to the historical financial statements in any individual period or in the aggregate and did not result in the previously issued financial statements being materially misstated.

NOTE 10 – DERIVATIVE FINANCIAL INSTRUMENTS

Litigation Financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (as amended and restated in January 2020, December 2020 and June 2021, the “ICEA”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of our arbitration claim against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA, on our own behalf and on behalf of ExO (the “Subject Claim”). Pursuant to the ICEA, the Funder agreed to fund specified fees and expenses relating to the Subject Claim (the “Claims Payments”) in an aggregate amount of up to $25 million (the “Maximum Investment Amount”) in various phases. As of December 31, 2025, the Funder has made Claim Payments in the aggregate amount of approximately $24.9 million.

Non-recourse Funding

The ICEA provides that, if no proceeds from the Subject Claim (as defined in the ICEA, “Proceeds”) are ever paid to or received by the Claimholder and if the environmental permit is not issued, the Funder shall have no right of recourse or right of action against the Claimholder or its property, assets, or undertakings, except as otherwise specifically contemplated by the ICEA. If (a) Proceeds are paid to or received by the Claimholder or its representatives; (b) such Proceeds are promptly distributed by the Claimholder to the Funder in accordance with the terms of the ICEA; and (c) the amount received by the Funder as a result thereof is not sufficient to pay all of the amounts due to the Funder under the ICEA, then, provided that all of the Proceeds which the Funder will ever be entitled to have been paid to or received by the Funder, the Funder shall have no right of recourse or action against the Claimholder or its property, assets, or undertakings, except as otherwise specifically contemplated by the ICEA.

Pursuant to the ICEA, the Claimholder acknowledged the Funder’s priority right, title, and interest in any Proceeds, including against any available collateral to secure its obligations under the ICEA, which security interest shall be first in priority as against all other security interests in the Proceeds. The parties agreed that the ICEA constitutes a sale of the right to a portion of any Proceeds arising from the Subject Claim.

Payment of Proceeds

Pursuant to the ICEA, if the Claimholder receives Proceeds, the Proceeds are required to be distributed as follows (the “Recovery Percentage”):

(i)
first, 100% to the Funder until the cumulative amount distributed to the Funder equals the total Claims Payments paid by the Funder;
(ii)
second,100% to the Funder until the cumulative amount distributed to the Funder equals an additional 300% of the total Claims Payments paid by the Funder;
(iii)
third, for each $10,000 in Claims Payments paid by the Funder, 0.01% of the total Proceeds from any recoveries after payment of the amounts in (i) and (ii) above, to the Funder; and
(iv)
thereafter, 100% to the Claimholder.

Conversion to Loan

The ICEA provides that the Claimholder may at any time without the consent of the Funder either settle or refuse to settle the Subject Claim for any amount; provided, however, that if the Claimholder settles the Subject Claim without the Funder’s consent, which consent shall not be unreasonably withheld, conditioned, or delayed, Funder will be entitled to the greater of (a) the Recovery Percentage, or (b) the total amount of all Claims Payments made in connection with such Subject Claim multiplied by three.

If the Claimholder ceases the Subject Claim for any reason other than (a) a full and final arbitral award against the Claimholder or (b) a full and final monetary settlement of the claims, including in particular, for a grant of an environmental permit to the Claimholder allowing it to proceed with the Project (with or without a monetary component), all Claims Payments shall immediately convert to a senior secured liability of the Claimholder. This sum shall incur an annualized internal rate of return (“IRR”) of 50.0% retroactive to the date each Claims Payment was paid by the Funder.

Additional Funding

Upon the Funder making Claims Payments to the Claimholder or its designees in an aggregate amount equal to the Maximum Investment Amount, the Funder has the option to continue funding the specified fees and expenses in relation to the Subject Claim on the same terms and conditions provided in the ICEA. The Funder must exercise its option to continue funding in writing, within thirty days after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount. If the Funder exercises its option to continue funding, the parties shall attempt in good faith to amend the ICEA to provide the Funder with the right to provide at the Funder’s discretion funding in excess of the Maximum Investment Amount, in an amount up to the greatest amount that may then be reasonably expected to be committed for investment in Subject Claim. If the Funder declines to exercise its option, the Claimholder may negotiate and enter into agreements with one or more third parties to provide funding, which shall be subordinate to the Funder’s rights under the ICEA.

If the Claimholder wishes to fund the Subject Claim with its own capital (“Self-Funding”) (which excludes any Claims Payments made, either directly or indirectly, by any other third party), the Claimholder shall immediately pay to the Funder the Conversion Amount, provided that this requirement shall not apply if, after the Funder has made Claims Payments in an aggregate amount equal to the Maximum Investment Amount, the Funder does not exercise its option to provide Follow-On Funding. Pursuant to waivers and consents agreed by the Funder in December 2020, January 2023 and March 2023, the Funder waived the limitation on Self-Fundings up to a maximum aggregate amount of $7.8 million, pursuant to which Claimholder has exercised its right to Self-Funding of an aggregate of $4.2 million as of December 31, 2025.

Warrants

In conjunction with the January 2020 amendment and restatement of the ICEA, (a) the Funder agreed to provide a portion of the Maximum Investment Amount in an amount of up to $2.2 million (the “Arbitration Support Funds”) for the purpose of paying the Claimholder’s litigation support costs in connection with Subject Claim; and (b) we issued a warrant (the “2020 Warrant”) to purchase our common stock that is exercisable for a period of five years beginning on the earlier of (i) the date on which the Claimholder ceases the Subject Claim for any reason other than a full and final arbitral award against the Claimholder or a full and final monetary settlement of the claims or (ii) the date on which Proceeds are received and deposited into escrow. The exercise price per share is $3.99, and the

Funder may exercise the 2020 Warrant to purchase the number of shares of our common stock equal to the dollar amount of Arbitration Support Funds divided by the exercise price per share (subject to customary adjustments and limitations).

Arbitration Award

On September 17, 2024, the Company received notification from the International Centre for Settlement of Investment Disputes (“ICSID”) of the arbitral award (the “Arbitral Award”) on the claims brought by the Company on behalf of itself and ExO, against the United Mexican States under NAFTA. The arbitral tribunal issued an Arbitral Award in favor of ExO. The award orders Mexico to pay $37.1 million for breaching its obligations under NAFTA, plus interest (the “Award Interest”) at the one-year Mexico Treasury bond rate, compounded annually, from October 12, 2018, until the award is paid in full, plus the arbitrators’ fees and ICSID administrative costs. The amounts awarded are net of Mexican taxes and Mexico may not tax the award. The case filings and the award are available on the ICSID website.

On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set aside the Arbitral Award. The set-aside application remains pending.

Accounting

The Company determined that the financing arrangement in the ICEA is a derivative, measured at fair value within the scope of ASC 815, Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative are reported in earnings for the period. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation is recorded in our consolidated balance sheet in Litigation financing and as of December 31, 2025 and 2024 amounted to $63.3 million and $57.0 million, respectively, with changes in the fair value of $6.2 million and $4.8 million for the years ended December 31, 2025 and 2024, respectively.

Conversion Option - March 2023 Notes and December 2023 Notes

As discussed in Note 8 – Loans Payable, the Company amended the March 2023 Notes and the December 2023 Notes to add, among other things, a conversion option. Refer to Note 8 – Loans Payable for discussion on the significant terms of the conversion. The Company assessed the March 2023 Notes and December 2023 Notes, as amended, under ASC 815 and determined the conversion feature is an embedded liability that is recorded at fair value and remeasured to fair value on each reporting period.

As of December 31, 2024, the fair values of the derivative liabilities for the March 2023 Notes and December 2023 Notes were $2.7 million and $0.3 million, respectively, both of which are recorded within Debt derivative liability in the consolidated balance sheets. During the year ended December 31, 2024, the Company recorded decreases in the fair value of $2.1 million and $0.1 million for the March 2023 Notes and December 2023 Notes, respectively.

As of December 31, 2025, all indebtedness under the March 2023 Notes and December 2023 Notes has been converted and carries a zero balance in the consolidated balance sheet as of December 31, 2025.

NOTE 11 – ACCRUED EXPENSES

Accrued expenses consisted of the following:

	As of December 31,
	2025	2024
Compensation and incentives	$1,052,226	$2,400
Professional services	466,060	395,476
Deposits	525,000	450,000
Accrued Interest	3,226	1,022,272
Exploration license fees	7,799,508	6,764,428
Total accrued expenses	$9,846,020	$8,634,576

Deposits consist of an earnest money deposit of $0.5 million from CIC. The earnest money deposit relates to a draft agreement related to the potential sale of a stake of our equity in CIC. This transaction has not yet been agreed upon or consummated.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our consolidated financial statements.

Contingency

ExO owes consultants contingent success fees of up to $0.7 million, contingent upon the approval and issuance of the Environmental Impact Assessment (“EIA”). The EIA has not been approved as of the date of this report and the contingent success fees have not been accrued.

Lease commitment

The Company’s non-cancellable operating lease for its corporate office space expired in August 2024 and was extended for a one-year period, which ended on July 31, 2025. On July 16, 2025, the Company entered into a one year extension ending July 31, 2026. As a result, using the short-term exception under ASC 842, Leases, the Company did not record a right-of-use (“ROU”) asset and lease obligation as of December 31, 2025 and 2024.

The Company recognized approximately $0.2 million in rent expense associated with the operating leases for each of the years ended December 31, 2025 and 2024, respectively, which was recorded in Marketing, general and administrative expenses on the consolidated statement of operations.

As of December 31, 2025, future payments under the short-term leases are $98,493 for 2026.

Joint Venture Agreement

On December 23, 2024, the Company and CapLat entered into the JV Agreement (refer to Note 6 – Joint Venture). The JV Agreement provides that the Company and CapLat have exclusive rights to develop the Phosagmex Project, and that CapLat has the exclusive right to develop, with the Company, any projects in the Mexican EEZ owned or developed by the Company during the subsequent five years. Each of the parties has the right to terminate the JV Agreement if the investment into the joint venture entity does not occur on or prior to December 31, 2026, or if there is a change of control of either party. In the event of a termination based on a change of control, the non-terminating party would be entitled to a termination fee of $10.0 million. The JV Agreement also sets forth representations and warranties, covenants, conditions, termination provisions, and other provisions customary for comparable transactions.

NOTE 13 – STOCKHOLDERS’ DEFICIT

Oceanica Equity Exchange Agreements

The Company and the Oceanica D&Os entered into the Oceanica Equity Exchange Agreements, whereby they exchanged equity interests in Oceanica for our Common Stock, refer to Note 15 – Related Party Transactions.

Pursuant to the Oceanica Equity Exchange Agreements, the Compensation Quotas were exchanged for Odyssey Common Stock with a value as of the date of the Oceanica Equity Exchange Agreements of $1.12 per share. Based upon an independent third-party valuation of the underlying assets of Oceanica as of the exchange date, the fair value of Oceanica’s member interests was determined to be $0.017 per Compensation Quota, resulting in additional fair value to the Oceanica D&Os in the amount of $2,029,575 for the aggregate 1,911,666 Compensation Quotas exchanged by the Oceanica D&Os for 1,841,137 shares of the Company’s Common Stock. The Company determined that the exchange of the Oceanica Compensation Quotas (as defined above) being exchanged for Odyssey Common Stock should be accounted for as stock-based compensation, because all Oceanica D&Os provided services to Odyssey’s subsidiaries in the past, and the additional value provided is considered compensation related to prior services provided by the individuals. The Company further determined that the Oceanica Equity Exchange Agreements should be accounted for as a modification on June 27, 2025, and the modification represents a compensatory transaction within the scope of ASC 718, Compensation – Stock Compensation. The Company evaluated the modification and concluded it was a Type I modification (probable-to-probable) because the Oceanica Compensation Quota awards were probable to vest prior to the modification, as they were fully vested when issued. Post-modification, the vesting of Odyssey Common Stock is also probable because it is subject only to the passage of time. As a result, the Company recognized the incremental value of $2,029,575 on June 27, 2025, the modification date, recorded as additional paid-in-capital in the consolidated balance sheet and consolidated statement of stockholder’s deficit.

Securities Purchase Agreement

On December 23, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) pursuant to which the Company issued and sold an aggregate of 7,377,912 shares of common stock to certain accredited investors at a purchase price of $0.55 per share (the “Initial SPA Shares”). The aggregate purchase price for the shares, before deduction of the Company’s expenses associated with the transaction, was approximately $4.1 million. The SPA further provided the investors with the right, but not the obligation, to purchase an additional 7,220,141 shares of common stock at a purchase price of $1.10 per share (the “Additional SPA Shares”) at a subsequent closing to be held on April 30, 2025, or such later date as may be agreed by the Company and the purchasers who purchased at least a majority of the initial shares under the SPA, provided that the subsequent closing date would not be later than July 31, 2025.

The Company analyzed the SPA, specifically with respect to the shares issued and the right to purchase additional shares at a later date within the guidance of ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, and determined the right to purchase additional shares is a written call option that qualifies as a free standing instrument based on the definition of the second criterion in the GAAP definition of a freestanding financial instrument that the instruments are legally detachable and separately exercisable. The Company determined the written call option does not require liability classification under Topic 480 and does not meet the definition of a derivative, as there is no net settlement provision. Lastly, the Company concluded the written call option should be classified as an equity instrument, as it meets the criteria for equity classification of a non-derivative instrument under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity.

On December 23, 2024, the Company recorded the written call option and a capital contribution from the investors under the SPA within APIC at a fair value of approximately $1.5 million. The written call option does not require subsequent remeasurement each reporting period. The capital contribution was recorded for the excess of proceeds received compared to the fair value of common stock and written call option.

During the second quarter of 2025, the Company entered into a series of amendments to the SPA, three of which extended the subsequent closing date and had no effect on any other terms of the SPA. The fourth amendment extended the subsequent closing date to July 31, 2025, for purchasers who exercised on or prior to June 30, 2025, at least twenty percent of the options to which they were entitled under the SPA as of June 1, 2025. As a result, the written call option was considered modified and the Company determined the fair value of the remaining outstanding Additional SPA Shares as of June 30, 2025.

During the year ended December 31, 2025, the Company issued 300,00 of Initial SPA Shares and holders of the SPA options exercised their options to purchase an aggregate of 6,975,488 Additional SPA Shares, for a total purchase price of $7.7 million. During the year ended December 31, 2025, the Company incurred issuance costs of $97,135 in connection with the issuance of the Additional SPA Shares. As of December 31, 2025, no options to purchase Additional SPA Shares remained outstanding.

Warrants

The following table sets forth a summary of changes in warrants outstanding for the year ending December 31, 2025:

		Weighted-Average
	# of Warrants	Exercise Price
Balance at December 31, 2024 (1)	10,727,387	$2.30
Issued	—	$—
Exercised	(1,318,391)	$1.11
Cancellation/Expiration	—	$—
Balance at December 31, 2025	9,408,996	$2.46
(1)
On December 20, 2024, 5,327,046 warrants were remeasured at $1.17 weighted average exercise price in connection with the March 2023 NWPA Amendment and December 2023 NWPA Amendment.

2020 Warrant

As discussed in Note 10 – Derivative Financial Instruments, in conjunction with the January 2020 amendment and restatement of the ICEA, (a) the Funder agreed to provide Arbitration Support Funds and (b) we issued the 2020 Warrant. The exercise price per share is $3.99, and the Funder may exercise the 2020 Warrant to purchase the number of shares of our common stock equal to the dollar amount of Arbitration Support Funds divided by the exercise price per share (subject to customary adjustments and limitations).

The Company concluded the 2020 Warrant is a freestanding financial instrument that should be accounted for separately from the litigation financing derivative and is not within the scope of ASC 480. Additionally, the 2020 Warrant meets the conditions for equity classification as it is (1) indexed to the Company’s own stock, and (2) meets the all conditions of the equity classification guidance.

The 2020 Warrant is recorded within equity and was measured as the remaining proceeds after allocation of the proceeds to the Litigation Financing at its fair value. The 2020 Warrant is recorded in additional paid-in capital, and is not subsequently remeasured as long as it continues to be classified as equity.

2022 Warrants

On June 10, 2022, we sold an aggregate of 4,939,515 shares of our Common Stock and warrants (the “2022 Warrants”) to holders to purchase up to 4,939,515 shares of our common stock. The shares of common stock and warrants were sold in units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $3.35 (the “2022 Warrant Price”) per share and are exercisable at any time beginning on December 10, 2022, and ending on the close of business on June 10, 2027. The Company in its sole discretion may lower the 2022 Warrant Price at any time prior to the expiration date for a period of not less than twenty Business Days, provided that the Company shall provide at least twenty days prior written notice of such reduction to Holders of the 2022 Warrants and provided further that any such reduction shall be identical among all of the 2022 Warrants.

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

The Company determined that the 2022 Warrants meets the definition of a derivative and is not considered indexed to the Company’s own stock due to the input related to the price per share and any non-cash consideration. Management determined that this input would preclude the 2022 Warrants from being indexed to the Company’s stock given that this input could be affected by variables that are extraneous to the pricing of a fixed-for-fixed option or forward contract on equity shares. As such, the 2022 Warrants were recognized as derivative liabilities and were initially and subsequently measured at fair value with the gain or loss due to changes in fair value recognized in the current period. The Company noted that when debt is issued with liability-classified stock purchase warrants, the residual method should be used so that the warrants are recognized at fair value at issuance and the residual proceeds are allocated to the debt.

March 2023 Warrants

In conjunction with the Purchase Agreement on March 6, 2023, as described above, we issued the March 2023 Warrants to purchase up to 3,703,704 shares of our common stock. The March 2023 Warrants had an exercise price of $3.78 per share and were exercisable at any time during the three years after issuance ending on the close of business on March 6, 2026.

The March 2023 Warrant Amendments modified the exercise price of the March 2023 Warrants from $3.78 to $1.10.

December 2023 Warrants

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

Stock-Based Compensation

Approved Plans

The Company has two approved stock incentive plans: the 2015 Plan and the 2019 Plan (each as defined below and, collectively, the “Plans”).

On June 9, 2015, our stockholders approved our 2015 Stock Incentive Plan (the “2015 Plan”) that was adopted by the Board on January 2, 2015, which is the effective date. The Plan expired on the tenth anniversary of the effective date. The Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. This plan was initially capitalized with 450,000 shares that may be granted. The Plan is intended to comply with Section 162(m) of the Internal Revenue Code (“IRC”), which stipulates that the maximum aggregate number of Shares with respect to one or more Awards that may be granted to any one person during any calendar year shall be 83,333, and the maximum aggregate amount of cash that may be paid in cash to any person during any calendar year with respect to one or more Awards payable in cash shall be $2.0 million. The original maximum number of shares that were to be used for Incentive Stock Options (“ISO”) under the Plan was 450,000. During our June 2016 stockholders’ meeting, the stockholders approved the addition of 200,000 incremental shares to the Plan. As of December 31, 2025, there were no shares available to be issued under the 2015 Plan. With respect to each grant of an ISO to a participant who is not a ten percent stockholder, the exercise price shall not be less than the fair market value of a share on the date the ISO is granted. With respect to each grant of an ISO to a participant who is a ten percent stockholder, the exercise price shall not be less than one hundred ten percent (110%) of the fair market value of a share on the date the ISO is granted. If an award is a non-qualified stock option (“NQSO”), the exercise price for each share shall be no less than (1) the minimum price required by applicable state law, or (2) the fair market value of a share on the date the NQSO is granted, whichever price is greatest. Any award intended to meet the performance-based exception must be granted with an exercise price not less than the fair market value of a share determined as of the date of such grant.

On March 26, 2019, the Board adopted and approved the 2019 Stock Incentive Plan (the “2019 Plan”), which was approved by our stockholders on June 3, 2019. The 2019 Plan expires on June 3, 2029. The 2019 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights. The 2019 Plan was initially capitalized with 800,000 shares that may be granted. During the Company’s June 2022 stockholders’ meeting, the stockholders approved the addition of 1.6 million incremental shares to the 2019 Plan, which increased the number of shares authorized to 2.4 million shares. During the Company’s June 2024 stockholders’ meeting, the stockholders approved the addition of 2.0 million incremental shares to the 2019 Plan, which increased the number of shares authorized to 4.4 million shares. As of December 31, 2025, 230,991 shares were available to be issued under the 2019 Plan. The 2019 Plan includes the following features: no “evergreen” share reserve, prohibition on liberal share recycling, no repricing permitted without stockholder approval, no stock option reload features, no transfers of awards for value and dividends and dividends equivalent shall accrue and be paid only if and to the extent the common stock underlying the award becomes vested or payable.

Share-Based Compensation Expense

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it can be reduced for estimated forfeitures. The ASC topic Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The share-based compensation charged against income, related to our options and restricted stock units, for the years ended December 31, 2025 and 2024, was $0.2 million and $2.0 million, respectively.

Stock Options

The value of the stock options granted was determined using the Black-Scholes-Merton option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the life of the option. The options granted during the years ended December 31, 2025 and 2024 were valued with the assumptions in the table below. Expected volatilities are based on historical volatility of the Company’s stock. The expected term (in years) is determined using historical data to estimate option exercise patterns. The expected dividend yield is based on the annualized dividend rate over the vesting period. The risk-free interest rate is based on the rate for US Treasury bonds commensurate with the expected term of the granted option. The vesting periods for options issued to officers and employees vary. Options issued to directors vest immediately.

Year Ended December 31,
	2025	2024
Risk free interest rate	3.66% - 4.09%	3.97% - 4.32%
Expected life	5 years	5 years
Expected volatility	119.00% - 141.05%	62.42% - 111.62%
Expected dividend yield	—	—
Grant-date fair value	$0.36 - $1.81	$0.34 - $2.61

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

A summary of the stock option activity during the year ended December 31, 2025, is presented below:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2024	2,152,074	$2.74	3.99
Granted	762,500	$2.00
Exercised	(150,000)	$0.41
Cancelled	—	$—
Outstanding at December 31, 2025	2,764,574	$2.67	3.47
Options exercisable at December 31, 2025	1,960,407	$2.88	2.96

The aggregate intrinsic values of options exercisable for the years ended December 31, 2025 and 2024, were $0.9 million and $0.2 million, respectively. The aggregate intrinsic values of options outstanding for the years ended December 31, 2025 and 2024 were $0.9 million and $0.2 million, respectively. The aggregate intrinsic values of options exercised during the years ended December 31, 2025 and 2024, were $0.5 million and zero, respectively, determined as of the date of the option exercise. Aggregate intrinsic value represents the positive difference between our closing stock price at the end of a respective period and the exercise price multiplied by the number of relative options. The fair value of shares vested during the years ended December 31, 2025 and 2024, was $0.2 million and $1.1 million, respectively. The fair value of shares unvested as of December 31, 2025 and 2024, was $1.6 million and $0.1 million, respectively.

As of December 31, 2025, there was $1.2 million of unrecognized compensation cost related to unvested share-based compensation awards for the granted stock options, which is expected to be recognized over a weighted-average period of 2.27 years.

The following table summarizes information about stock options outstanding at December 31, 2025:

Range of Exercise Prices	Number of Shares Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
$0.01 - $1.99	620,750	$0.41	3.88
$2.00 - $3.63	1,498,707	$2.78	3.49
$3.64 - $4.65	645,117	$4.57	3.04
	2,764,574	$2.67	3.47

Restricted Stock Units

The estimated fair value of each restricted stock unit is calculated using the share price at the date of the grant. A summary of the restricted stock awards activity during the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	290,301	$1.80
Vested	(78,301)	$1.21
Cancelled	—	$—
Unvested at December 31, 2025	212,000	$2.02

The fair value of shares underlying restricted stock units vested during the years ended December 31, 2025 and 2024 was $94,584 and $35,414, respectively. The fair value of unvested restricted stock units remaining as of December 31, 2025 and 2024, was $0.4 million and zero, respectively. The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2025 and 2024, was $1.80 and $1.98, respectively. The weighted-average remaining contractual term of these restricted stock units as of December 31, 2025 and 2024, was $2.11 and zero, respectively. As of December 31, 2025, there was a total of $259,434 unrecognized compensation cost related to unvested restricted stock awards.

NOTE 14 – INCOME TAXES

The following table summarizes income before income taxes for the year ended December 31, 2025:

	For the Year Ended December 31,
	2025	2024
Domestic	$(43,229,170)	$14,214,024
Foreign	143,985	1,443,910
Total	$(43,085,185)	$15,657,934

The Company’s effective tax rate for each year ended December 31, 2025 and 2024 was 0.00%.

The following is a reconciliation from the Company’s statutory rate to the effective tax rate reported in the financial statements for the year ended December 31, 2025:

	For the Year Ended December 31,
	2025
Income tax at the U.S. federal statutory rate	$(9,047,889)	21.00%
Foreign tax effects:
Mexico
Statutory tax rate difference between Mexico and U.S.	(568,789)	1.32%
Change in valuation allowance	1,895,962	-4.41%
Panama
Statutory tax rate difference between Panama and U.S.	(1,559,295)	3.62%
Other foreign jurisdictions	201,885	-0.47%
Effect of cross-border tax laws:
Other	88,063	-0.20%
Tax credits:
Other	34,855	-0.08%
Change in valuation allowance	2,607,836	-6.05%
Non-deductible or non-taxable items:
Change in fair value of derivative liabilities	5,924,865	-13.75%
Note payable interest accretion	323,742	-0.75%
Other	2,058	0.00%
Other adjustments	96,707	-0.23%
Total income tax provision	$—	0.00%

For the year ended December 31, 2025, the primary drivers of the variance from the statutory rate were changes in the fair value of derivative liabilities, the foreign rate differential, changes in the domestic and foreign valuation allowances, and state income taxes. The Company’s state income taxes relate primarily to the State of Florida.

The following is a reconciliation from the Company’s statutory rate to the effective tax rate reported in the financial statements for the year ended December 31, 2024:

For the Year Ended
December 31, 2024
Income tax at the U.S. federal statutory rate	$3,093,385
Effects of:
State income taxes, net of federal benefits	640,036
Nondeductible expense	589,781
Subpart F income	1,305,118
Derivatives fair value	(3,357,883)
Change in valuation allowance	2,369,354
OML termination	1,076,377
Foreign rate differential	(5,716,168)
Total income tax provision	$—

For the year ended December 31, 2024, the primary drivers of the variance from the statutory rate were related to changes in the fair value of derivative liabilities, SubPart F income, the foreign rate differential, changes in the domestic and foreign valuation allowances, and state income taxes. The Company’s state income taxes relate primarily to the State of Florida.

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities is as follows:

	For the Year Ended December 31,
	2025	2024
Deferred tax assets
Net operating loss and tax credit carryforwards	$56,737,895	$53,001,831
Stock option and restricted stock award expense	2,351,238	2,294,947
Debt Extinguishment	—	61,945
Gross deferred tax assets	59,089,133	55,358,723
Valuation allowance	(58,855,400)	(55,169,826)
Net deferred tax assets	$233,733	$188,897
Deferred tax liabilities
Property and equipment basis	(65,660)	(40,393)
Prepaid expenses	(168,073)	(148,504)
Total deferred tax liabilities	(233,733)	(188,897)
Total deferred tax assets (liabilities)	$—	$—

For the year ended December 31, 2025, the Company had federal, state post-apportioned, and foreign net operating loss carryforwards of $212.1 million, $79.6 million and $29.1 million, respectively. Of the federal amount, $154.4 million has a limited carryforward period and will begin to expire in 2026; the remaining $57.7 million will have an indefinite carryforward period. Of the state post-apportioned amount, $35.5 million has a limited carryforward period and will begin to expire in 2028; the remaining $44.0 million will have an indefinite carryforward period. Of the foreign amount, $29.1 million has a limited carryforward period and will begin to expire in 2026.

For the year ended December 31, 2025, the Company has federal tax credit carryforwards of $34,855. The company does not have any state or foreign related tax credit carryforwards. Of the federal amount, $34,855 has a limited carryforward period and will begin to expire in 2031.

In accordance with Section 382 and Section 383 of the IRC, utilization of the net operating loss and tax credit carryforwards may be subject to limitations based on prior or future ownership changes. The Company has determined that the cumulative shifts in ownership of its common stock from 2022 to 2025 have resulted in a limitation on its use of the net operating loss and tax credit carryforwards. The Company is currently evaluating the amount of the limitation in accordance with Section 382 and Section 383.

In assessing the realizability of deferred tax assets under ASC 740, management evaluated all available positive and negative evidence, with greater weight placed on evidence that is objectively verifiable. The negative evidence management considered included the Company’s history of cumulative losses in recent years, current‑year operating losses, and forecasted future losses, as well as the magnitude of net operating loss and other tax credit carryforwards relative to projected taxable income. Management also considered the limited ability to carry back losses, the timing of reversals of deferred tax assets, and the impact of applicable utilization limitations. Positive evidence evaluated included the nature and timing of future taxable income projections, the existence of taxable temporary differences, and the availability of feasible tax planning strategies. After weighing this evidence, management concluded that the negative evidence outweighed the positive evidence and that it is more likely than not that the Company’s deferred tax assets will not be realized without the recovery and rights of ownership or salvage rights of high-value shipwrecks or other forms of taxable income. Accordingly, a valuation allowance of $58.9 million was recorded against the deferred tax assets as of December 31, 2025.

For the year ended December 31, 2025, the Company considers all foreign earnings to be permanently reinvested.

The Company is subject to income tax in multiple jurisdictions, including federal, state, and foreign jurisdictions. The Company has federal, state, and foreign income tax returns open to examination for 2022 to 2024, 2022 to 2024, and 2020 to 2024 forward, respectively. In addition, the utilization of tax carryforwards, from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained upon examination. Based on management’s evaluation as of December 31, 2025, the Company has determined that no such positions exist and, therefore, no unrecognized tax benefits have been recorded under ASC 740.

For the year ended December 31, 2025, the Company did not make any income tax payments to federal, state, or foreign taxing authorities. The Company’s operating results for the year, together with management’s current projections, indicate taxable losses, resulting in no income taxes payable or paid during the year.

NOTE 15 – RELATED PARTY TRANSACTIONS

CIC Limited

The Company has provided services to and owns approximately 13.4% of the equity interests in CIC Limited (“CIC”), a deep-sea mineral exploration company. The Company’s lead director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 9.17% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules, and Odyssey’s board of directors has formed a special committee of disinterested directors to address any matters relating to CIC.

The Company provided services to CIC in accordance with the terms of a Services Agreement pursuant to which Odyssey provided certain back-office services to CIC in exchange for a recurring monthly fee, as well as other deep-sea mineral-related services on a cost-plus profit basis and was compensated for these services with a combination of cash and equity in CIC.

For the years ended December 31, 2025 and 2024, we invoiced CIC for technical services a total of $0.3 million and $0.5 million, respectively, recorded in Marine services in our consolidated statements of operations. In addition, for the years ended December 31, 2025 and 2024, we invoiced CIC a total of zero and $42,282, respectively, for support services, which are recorded in Operating and other revenues in our consolidated statements of operations. The Company was paid in equity for its services. In addition, the Company had the option to accept equity for payment of cash expenditures due from CIC in lieu of cash. The Company did not opt to accept equity from CIC in lieu of cash for its cash expenditures.

The Services Agreement expired by its terms on August 1, 2025, and the Company expects to be compensated in cash for any future services provided to CIC, unless the parties agree to an alternative form of consideration for payment in a new services agreement.

Ocean Minerals, LLC

The Company provides services to Ocean Minerals, LLC (“OML”), a deep-sea mineral exploration company in which we hold approximately 7.0% of the equity interests (see Note 5 – Investment in Unconsolidated Entities). The Company provides these services to OML pursuant to the Contribution Agreement (defined above) that provides for deep-sea mineral related services on a cost-plus profit basis, and the Company will be compensated for these services with equity in OML.

For the years ended December 31, 2025 and 2024, we invoiced OML $0.1 million and $0.2 million, respectively, which are recorded in Marine services in our consolidated statements of operations.

See Note 5 – Investment in Unconsolidated Entities, for additional information in our transactions with OML.

ORM, Oceanica and ExO

Joint Venture and Mexican Corporate Transactions

As described in more detail in Note 6 – Joint Venture, the Company formed Phosagmex on June 4, 2025, as the joint venture entity contemplated by the JV Agreement (as defined below). In connection with the formation of this joint venture, Oceánica Resources México, S. de R.L. de C.V. (“ORM”), a newly formed subsidiary of the Company, became a 50% shareholder of Phosagmex, and the Company entered into a series of agreements and transactions to implement the joint venture, which are detailed below and are collectively referred to as the “Mexican Corporate Transactions.”

The Company recorded $30.3 million of changes in ownership in a subsidiary through non-controlling interests in connection with its investment in ORM and the Mexican Corporate Transactions.

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

As of December 31, 2024, the aggregate outstanding amount, including accrued interest, of the Oceanica-ExO Notes was approximately $124.9 million. As of June 10, 2025, the aggregate balance of the Oceanica-ExO Notes, including accrued interest, was $135.1 million and the aggregate Arbitration Expenses balance was approximately $2.6 million. On June 10, 2025, the Company converted the total Oceanica-ExO Indebtedness of $137.7 million into Oceanica Quotas.

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

ORM Subscription

In June 2025, the Company exchanged its equity interests in Oceanica, including the Oceanica Quotas and the Compensation Quotas, for a subscription in membership interests of ORM, pursuant to which the Company holds approximately 78.3% of the membership interests of ORM as of December 31, 2025. As a result of the ORM subscription by the Company and other equity holders of Oceanica, ORM holds approximately 90.0% of the member interests of Oceanica.

ExO Concession Rights

In June 2025, in accordance with the JV Agreement, Oceanica caused ExO to enter into an agreement to assign its legal rights to specified mining concessions held by ExO to Phosagmex subject to the condition that the concessions are reinstated. Refer to Note 6 – Joint Venture for further information.

Certain Stockholders

We have entered into financing transactions with certain stockholders that beneficially owned more than five percent of our outstanding Common Stock as of December 31, 2025, as disclosed in the most recent individual stockholder’s Schedule 13G as filed with the SEC:

•
Funds managed by Two Seas Capital LP (“Two Seas”) own approximately 9.99% of our Common Stock after giving effect to the 8.1% beneficial ownership limitation applicable to warrants held by its funds.
•
Greywolf Opportunities Master Fund II LP and its affiliates (“Greywolf”) beneficially owned approximately 9.3% of our Common Stock.
•
FourWorld Capital Management LLC (“FourWorld”) beneficially owns approximately less than 5.0% of our Common Stock; however at certain periods during the year, it held more than 5% of our Common Stock.
•
Capital Latinoamericano, S.A. de C.V. and its affiliate Promotora de Inversiones CapLat Espana, S.L. beneficially own approximately 11.64% of our Common Stock.

2022 Warrants

As of both December 31, 2025 and 2024, FourWorld, Greywolf and Two Seas held 2022 Warrants to purchase 205,777 shares of our Common Stock, 342,391 shares of our Common Stock and 447,761 shares of our Common Stock, respectively, at an exercise price of $3.35 per share.

March 2023 Note Purchase Agreement

On March 6, 2023, we entered into the March 2023 Note Purchase Agreement, pursuant to which we issued the March 2023 Note and the March 2023 Warrants. FourWorld, Two Seas and Greywolf each purchased portions of the March 2023 Note and March 2023 Warrants. Principal and interest payments during the years ended December 31, 2025 and 2024 are detailed below. Any accrued and unpaid interest is capitalized to the principal as paid-in-kind on a quarterly basis on the first day immediately following the close of the quarter.

•
FourWorld:
o
Interest expense for the March 2023 Note held by FourWorld amounted to $0.1 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, $0.1 million and $96,159, respectively, of interest was added to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the year ended December 31, 2025 and $0.2 million cash principal payments during the year ended December 31, 2024.
o
As of December 31, 2025, FourWorld had converted all its outstanding March 2023 Notes into shares of our Common Stock. Refer to Note 8 – Loans Payable.
o
During the year ended December 31, 2025, FourWorld exercised March 2023 Warrants to purchase 285,715 shares of our Common Stock at an exercise price of $1.10 per share. As such, as of December 31, 2025, FourWorld did not hold any March 2023 Warrants.
•
Two Seas:
o
Interest expense for the March 2023 Note held by Two Seas amounted to $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, $0.2 million and $0.2 million, respectively, of interest was added to principal as paid-in-kind and zero and $0.6 million, respectively, was paid in cash. There were no cash principal payments made during the year ended December 31, 2025 and $0.6 million cash principal payments during the year ended December 31, 2024.
o
As of December 31, 2025, Two Seas had converted all its outstanding March 2023 Notes into shares of our Common Stock (see Note 8 – Loans Payable).
o
During the year ended December 31, 2025, Two Seas exercised March 2023 Warrants to purchase 460,000 shares of our Common Stock at an exercise price of $1.10 per share. As of December 31, 2025 and 2024, Two Seas held March 2023 Warrants to purchase 267,514 shares of our Common Stock at an exercise price of $1.10 per share.

•
Greywolf:
o
Interest expense for the March 2023 Note held by Greywolf amounted to $0.5 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, $0.6 million and $0.6 million, respectively, of interest was added to principal as paid-in-kind and zero and $0.2 million, respectively, was paid in cash. There were no cash principal payments made during the year ended December 31, 2025 and $1.5 million cash principal payments during the year ended December 31, 2024.
o
As of December 31, 2025, Greywolf had converted all its outstanding March 2023 Notes into shares of our Common Stock (see Note 8 – Loans Payable).
o
As of December 31, 2025 and 2024, Greywolf held March 2023 Warrants to purchase 1,851,852 shares of our Common Stock at an exercise price of $1.10 per share.

On September 5, 2024, the Company entered into amendments of the March 2023 Note with the holders thereof pursuant to which the maturity date of the March 2023 Note was extended from September 6, 2024 to December 6, 2024. In connection with the amendments, the Company repaid an aggregate amount of $3.0 million of the principal outstanding on September 6, 2024. These amendments were accounted for as a debt modification in accordance with ASC 470, Debt.

The March 2023 Note Purchase Agreement was amended in December 2024 (see Note 8 – Loans Payable).

December 2023 Note Purchase Agreement

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement, in which FourWorld, Two Seas and Greywolf participated. No principal was repaid and no cash interest was paid during the years ended December 31, 2025 and 2024. Any accrued and unpaid interest is capitalized to the principal as paid-in-kind on a quarterly basis on the first day immediately following the close of the quarter.

•
FourWorld:
o
Interest expense for the December 2023 Notes held by FourWorld amounted to $48,679 and $58,011 for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025 and 2024, $62,755 and $47,502, respectively, of interest was added to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the years ended December 31, 2025 and 2024.
o
As of December 31, 2025, FourWorld had converted all its outstanding December 2023 Notes into shares of our Common Stock (see Note 8 – Loans Payable).
o
During the year ended December 31, 2025, FourWorld exercised December 2023 Warrants to purchase 117,647 shares of our Common Stock at an exercise price of $1.10 per share. As such, as of December 31, 2025, there were no outstanding December 2023 Warrants held by FourWorld.
•
Two Seas:
o
Interest expense for the December 2023 Notes held by Two Seas amounted to $0.2 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025 and 2024, $0.3 million and $0.2 million, respectively, of interest was added to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the years ended December 31, 2025 and 2024.
o
As of December 31, 2025, Two Seas had converted all its outstanding December 2023 Notes into shares of our Common Stock (see Note 8 – Loans Payable).
o
As of December 31, 2025 and 2024, Two Seas held December 2023 Warrants to purchase 470,588 shares and 70,522 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.
•
Greywolf:
o
Interest expense for the December 2023 Notes held by Greywolf amounted to $69,739 and $0.1 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025 and 2024, $92,584 and $0.1 million, respectively, of interest was added to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the years ended December 31, 2025 and 2024.
o
As of December 31, 2025, Greywolf had converted all its outstanding December 2023 Notes into shares of our Common Stock (see Note 8 – Loans Payable).

o
As of December 31, 2025 and 2024, Greywolf held December 2023 Warrants to purchase 235,295 shares and 35,261 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.

The December 2023 Note Purchase Agreement was amended in December 2024 (see Note 8 – Loans Payable).

Securities Purchase Agreement

On December 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”), in which Two Seas, CapLat and Greywolf participated.

•
Two Seas:
o
Two Seas purchased 1,818,182 shares of our Common Stock on December 23, 2024, pursuant to the SPA, and had the right to purchase 1,779,302 additional shares at the purchase price of $1.10 per share.
o
During the year ended December 31, 2025, Two Seas purchased an aggregate of 1,779,302 additional shares of Common Stock, and as of December 31, 2025, held no rights to purchase additional shares.
•
CapLat:
o
CapLat purchased 2,481,919 shares of our Common Stock on December 23, 2024, pursuant to the SPA, and had the right to purchase 2,428,747 additional shares at the purchase price of $1.10 per share.
o
During the year ended December 31, 2025, CapLat purchased an aggregate of 2,428,747 additional shares of Common Stock, and as of December 31, 2025, held no rights to purchase additional shares.
•
Greywolf:
o
Greywolf purchased 454,546 shares of our Common Stock on December 23, 2024, pursuant to the SPA, and had the right to purchase 444,826 additional shares at the purchase price of $1.10 per share.
o
During the year ended December 31, 2025, Greywolf purchased an aggregate of 444,826 additional shares of Common Stock, and as of December 31, 2025, held no rights to purchase additional shares.

During the second quarter of 2025, the Company entered into a series of amendments to the SPA (see Note 13 – Stockholders’ Deficit). As of December 31, 2025, all unexercised rights to purchase additional shares under the SPA had expired.

Services Agreement

The Company is party to a services agreement with one of the Company’s directors, Larissa T. Pommeraud, pursuant to which Ms. Pommeraud provides consulting services. The Company paid Ms. Pommeraud $17,400 during the year ended December 31, 2025.

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

NOTE 16 – CONCENTRATION OF CREDIT RISK

For the year ended December 31, 2025 and 2024, we had two customers, CIC and OML, both of which are related parties (see Note 15 – Related Party Transactions), that accounted for 100% of our total revenue. As of December 31, 2025, the Accounts Receivable balance included 100.0% and 23.6% of receivables from the same two customers.

As of both December 31, 2025 and 2024, the Company held cash in financial institutions that were above the federally insured limits. The Company has not incurred losses on these accounts.

NOTE 17 – SALE-LEASEBACK FINANCING OBLIGATIONS

In 2023, the Company’s subsidiaries sold marine equipment to two separate third-party buyers for $3.5 million and $1.0 million, respectively. Simultaneously with each sale, the subsidiaries entered into lease agreements with each buyer of the respective marine equipment (the sale of the property and simultaneous leaseback is referred to as a “sale-leaseback”). Each lease is for a 4-year term. Under each of the lease agreements, the initial base rent is $35,000, and $10,000 respectively per month. As a part of each of the lease agreements, the lessee is granted an option to purchase the marine equipment back from the buyer, which can be exercised at any time during the period commencing on the first anniversary of the date of the agreements and ending on the day that is 120 days prior to the expiration of the lease term. If the lessee has not already delivered such notice at least 120 days prior to the expiration of the lease term, it is required to purchase the marine equipment upon the expiration of the lease term.

The Company accounted for the sale-leaseback transactions as financing transactions with the purchasers of the property in accordance with ASC Topic 842, Leases, as the lease agreements were determined to be finance leases. The Company concluded that both lease agreements met the criteria for classification as finance leases due to the obligation to repurchase the equipment.

Odyssey Retriever Inc. (“ORI”) was an Odyssey subsidiary that entered into the sale-leaseback financing obligations pertaining to the $3.5 million sale-leaseback noted above. In 2023, Odyssey transferred all of its shares in ORI to OML as part of the purchase price for its investment in OML. As a result, the sale-leaseback financing obligation entered into by ORI was no longer a financing lease obligation for the Company. However, pursuant to the OML Purchase Agreement, Odyssey is obligated to pay all amounts owed for rent and the repurchase of the marine equipment under the sale-leaseback agreement.

As of December 31, 2025 and 2024, the carrying value of the obligations was $4.3 million and $4.2 million, respectively. The monthly payments are allocated between principal reduction and interest expense using the effective interest rate method. No gain or loss was recognized related to the sale-leaseback. Remaining future cash payments related to the obligations are as follows:

Year Ending December 31,	Annual payment obligation
2026	$540,000
2027	4,710,000
Thereafter	—
$5,250,000

NOTE 18 – SEGMENT REPORTING

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company manages its operations as a single segment for purposes of assessing performance and making decisions. The segment’s accounting policies are set forth in Note 2, Summary of Significant Accounting Policies. The Company’s CODM is its President and Chief Operating Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis, using the operating expenses and interest expense, as presented on the face of the income statement, for purposes of making operating decisions, allocating resources, and evaluating financial performance. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Significant expenses regularly reviewed by the CODM are Professional fees, Operations and research, excluding compensation, which is reviewed separately and employee compensation. The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net loss, in the periods indicated:

	For the Year Ended December 31,
	2025	2024
Total revenue	$353,719	$768,677

Less significant expenses:
Professional fees	4,476,279	2,871,333
Operations and research (excluding compensation)	2,122,783	3,949,669
Compensation:
Salaries and wages	6,727,498	3,120,544
Share-based compensation	222,100	2,011,605
Total compensation	6,949,598	5,132,149
Total significant expenses	13,548,660	11,953,151
Other segment items (gain)/loss (1)	35,275,463	(17,431,603)
Total significant expenses and other segment items	$48,824,123	$(5,478,452)

Net income/(loss)	$(48,470,404)	$6,247,129

(1)
Includes other expenses within Marketing, General and Administrative and Operations and Research which are not significant individually or in the aggregate and not included within Significant Expenses above; as well as, Interest income, Interest Expense, Disposal of equipment, Loss on equity method investment, Change in derivative liabilities fair value, Gain on debt extinguishment, Residual economic interest in shipwreck, Loss on Termination Agreement, and Other, as reported in our consolidated statements of operations.

NOTE 19 – SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure through the date this Form 10-K is filed with the SEC.

Amended and Restated JV Agreement

As mentioned above, on February 27, 2026, the Company, certain of its affiliates, CapLat, and Phosagmex entered into an amended and restated JV Agreement (the “Restated JV Agreement”). The Restated JV Agreement:

•
provides for termination only upon the mutual consent or agreement of the parties to the JV Agreement;
•
eliminates respective rights to termination fees in the event of termination for all parties to the JV Agreement;
•
provides for the closing of the transactions contemplated thereby upon execution and delivery of the Restated JV Agreement, including execution and delivery of an acknowledgment of assignment of the mining concessions and a restated shareholder agreement; and
•
limits the duration of the period during which the Company is obligated to provide services to Phosagmex.

Warrant Conversions

In February and March 2026, holders of the March 2023 Warrants exercised an aggregate of 2,238,416 warrants with exercise price of $1.10 for a total purchase price of $2.5 million and holders of the December 2023 Warrants exercised an aggregate of 140,442 warrants with exercise price of $1.23 for a total purchase price of $0.2 million.

Redemption Agreement

On March 20, 2026, the Company and CIC entered into a redemption agreement, pursuant to which CIC redeemed 450,000 of its Class B shares from the Company at a redemption price of $1.00 pursuant to the parties’ deposit agreement, and reduced to zero the $0.5 million earnest money deposit advanced by CIC and held by the Company. As a result of this redemption, the Company’s interest in CIC was reduced to 13.1%.

EXHIBITS INDEX

Exhibit Number	Description

3.1+	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2+	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.3+	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.4+	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5+	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.6+	Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed August 15, 2017)

4.1	Reference is hereby made to Exhibits 3.1 through 3.6.

4.2+	Note and Warrant Purchase Agreement dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed December 4, 2023).

4.3+	Form of Promissory Note dated December 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed December 4, 2023).

4.4+	Form of Tranche I Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed December 4, 2023).

4.5+	Form of Tranche II Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed December 4, 2023).

4.6+	Form of Warrant Agreement between the Company and each investor named therein (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed June 10, 2022).

4.7+	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K dated May 17, 2024).

10.1+†	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

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

10.13+	Note and Warrant Purchase Agreement dated December 1, 2023 (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.14+	Form of Promissory Note dated December 1, 2023 (incorporated by reference Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.15+	Form of Tranche I Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.16+	Form of Tranche II Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.17+	Registration Rights Agreement dated December 1, 2023 (incorporated by reference Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.18+	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.19+	Executive Compensation Plan dated July 8, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2024).

10.20+	Executive Severance Plan dated August 5, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2024).

10.21+	Securities Purchase Agreement dated December 23, 2024 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.22+	Registration Rights Agreement dated December 23, 2024 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.23+	Amendment to Note and Warrant Purchase Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.24+	Amended and Restated Convertible Promissory Note dated December 20, 2024 (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.25+	Amendment to Warrant to Purchase Common Stock dated December 20, 2024 (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.26+	Registration Rights Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.27+	Amendment to Note and Warrant Purchase Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.07 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.28+	Amended and Restated Convertible Promissory Note dated December 20, 2024 (incorporated by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.29+	Amendment to Warrant to Purchase Common Stock dated December 20, 2024 (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.30+	Registration Rights Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.31+	Joint Venture Agreement dated December 23, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.32+	First Amendment to Securities Purchase Agreement dated April 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 19, 2025).

10.33+	Second Amendment to Securities Purchase Agreement dated May 14, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 19, 2025).

10.34+

Amended and Restated Amendment to Joint Venture Agreement and Joinder dated August 18, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 19, 2025).

10.35+	Third Amendment to Securities Purchase Agreement dated June 11, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 19, 2025).

10.36+	Fourth Amendment to Securities Purchase Agreement dated June 20, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 19, 2025).

10.37+	Form of Amended and Restated Equity Exchange Agreement dated June 27, 2025 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed August 19, 2025).

10.38+	Amended and Restated Joint Venture Agreement dated February 27, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2026).

19.1*	Insider Trading Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Grant Thornton LLP, Independent Accountants

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

97.1*	Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024)

101.1*	Inline XBRL taxonomy Extension Schema with embedded Linkbase documents

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101)

*	Filed herewith
+	Previously filed
#	Furnished herewith
†	Management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: March 31, 2026	By:	/S/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ Mark D. Gordon	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) and Chairman of the Board	March 31, 2026
Mark D. Gordon

/S/ John D. Longley	President and Chief Operating Officer	March 31, 2026
John D. Longley

/S/ Mark B. Justh	Lead Director	March 31, 2026
Mark B. Justh

/S/ Larissa Pommeraud	Director	March 31, 2026
Larissa Pommeraud

/S/ Jon D. Sawyer	Director	March 31, 2026
Jon D. Sawyer

/S/ Todd E. Siegel	Director	March 31, 2026
Todd E. Siegel