Form 10-Q
period 2026-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2026-05-12
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), as of May 8, 2026 was 58,574,115.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,103,664	$3,515,881
Accounts receivable, related party	49,866	67,323
Other current assets	607,491	772,616
Total current assets	2,761,021	4,355,820

NON-CURRENT ASSETS
Investment in unconsolidated entities	7,968,761	8,818,748
Option to purchase equity securities in related party	334,974	334,974
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	456,912	474,816
Other non-current assets	34,295	34,295
Total assets	$13,377,214	$15,839,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,544,035	$770,750
Accrued expenses	10,880,652	9,846,020
Loans payable, current portion	907,845	1,062,356
Total current liabilities	13,332,532	11,679,126

LONG-TERM LIABILITIES
Loans payable	3,961,658	3,933,042
Warrant liabilities	1,188,453	12,150,360
Litigation financing	65,406,154	63,287,048
Deferred contract liability	334,974	334,974
Total liabilities	84,223,771	91,384,550

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.0001 par value; 24,984,166 shares authorized; none issued and outstanding	—	—
Common stock – $0.0001 par value; 75,000,000 shares authorized; 58,368,659 and 55,771,913 issued and outstanding	5,837	5,577
Additional paid-in capital	290,389,881	285,869,928
Accumulated deficit	(323,176,862)	(323,524,208)
Total stockholders’ deficit before non-controlling interest	(32,781,144)	(37,648,703)
Non-controlling interest	(38,065,413)	(37,895,943)
Total stockholders’ deficit	(70,846,557)	(75,544,646)
Total liabilities and stockholders’ deficit	$13,377,214	$15,839,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	Three Months Ended March 31,
	2026	2025
REVENUE
Marine services	$22,500	$135,000
Total revenue	22,500	135,000

OPERATING EXPENSES
Marketing, general and administrative	5,752,753	1,788,340
Operations and research	680,342	572,309
Total operating expenses	6,433,095	2,360,649
LOSS FROM OPERATIONS	(6,410,595)	(2,225,649)

OTHER INCOME (EXPENSE)
Interest income	3,356	61,490
Interest expense	(172,269)	(1,182,288)
Loss on equity method investment	(422,487)	(68,864)
Change in derivative liabilities fair value	7,488,205	3,222,938
Other	(308,334)	(223,281)
Total other income	6,588,471	1,809,995
INCOME (LOSS) BEFORE INCOME TAXES	177,876	(415,654)

Income tax (provision) benefit	—	—
NET INCOME (LOSS)	177,876	(415,654)
Net loss attributable to non-controlling interest	169,470	2,657,224
NET INCOME attributable to Odyssey Marine Exploration, Inc.	$347,346	$2,241,570

NET INCOME (LOSS) PER SHARE
Basic	$0.01	$0.08
Diluted	$(0.04)	$0.01
Weighted average number of common shares outstanding:
Basic	55,788,778	29,102,633
Diluted	56,727,556	41,616,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT – Unaudited

	Three Months Ended March 31, 2026
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at December 31, 2025	55,771,913	$5,577	$285,869,928	$(323,524,208)	$(37,895,943)	$(75,544,646)
Share-based compensation	—	—	150,972	—	—	150,972
Employees stock options exercised	180,000	18	74,520	—	—	74,538
Director compensation paid in stock	37,888	4	291,396	—	—	291,400
Warrants exercised and measured fair value	—	—	1,368,300	—	—	1,368,300
Proceeds from warrants exercised	2,378,858	238	2,634,765	—	—	2,635,003
Net loss	—	—	—	347,346	(169,470)	177,876
Balance at March 31, 2026	58,368,659	$5,837	$290,389,881	$(323,176,862)	$(38,065,413)	$(70,846,557)

	Three Months Ended March 31, 2025
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at December 31, 2024	28,825,333	$2,883	$264,191,579	$(280,439,023)	$(62,838,610)	$(79,083,171)
Share-based compensation	—	—	45,742	—	—	45,742
Consultant compensation paid in stock	36,500	4	96,137	—	—	96,141
Director compensation paid in stock	—	—	2,700	—	—	2,700
Common stock issued in connection with Securities Purchase Agreement, net of equity issuance costs	300,000	30	(89,345)	—	—	(89,315)
Net income/(loss)	—	—	—	2,241,570	(2,657,224)	(415,654)
Balance at March 31, 2025	29,161,833	$2,917	$264,246,813	$(278,197,453)	$(65,495,834)	$(79,443,557)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$177,876	$(415,654)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Services provided to unconsolidated entities	(22,500)	(135,000)
Depreciation	17,904	20,530
Financing fees amortization	—	37,240
Amortization of finance liability	163,616	159,320
Amortization of deferred discount	—	415,578
Note payable interest accretion	—	547,810
Note interest paid-in-kind (“PIK”)	—	544,876
Share-based compensation	150,972	45,742
Director and consultant compensation paid in stock	291,400	98,841
Loss on equity method investment	422,487	68,864
Change in fair value of derivative liabilities	(7,488,205)	(3,222,938)
Changes in operating assets and liabilities:
Accounts receivable and other related party receivables	17,457	218,458
Other assets	165,125	109,897
Accounts payable	773,285	(11,515)
Accrued expenses and other	1,498,336	(437,359)
NET CASH USED IN OPERATING ACTIVITIES	(3,832,247)	(1,955,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity issuance costs	—	(89,315)
Payment of debt obligations	(154,511)	(152,578)
Proceeds from warrants exercised	2,635,003	—
Proceeds from exercise of stock options	74,538	—
Payment on financing obligations	(135,000)	(135,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,420,030	(376,893)

NET DECREASE IN CASH	(1,412,217)	(2,332,203)
CASH AT BEGINNING OF PERIOD	3,515,881	4,791,743
CASH AT END OF PERIOD	$2,103,664	$2,459,540

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Director and consultant compensation paid in stock	$291,400	$98,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of these interim condensed consolidated financial statements. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year. Certain immaterial corrections of prior year amounts have been made to conform to the current period presentation; these corrections did not have an impact on the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of changes in stockholders’ deficit or condensed consolidated statements of cash flows.

Merger Agreement with American Ocean Minerals

On April 8, 2026, Odyssey, an Odyssey subsidiary (“Merger Sub”), and American Ocean Minerals Corporation (“AOM”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into AOM, with AOM surviving the proposed merger and becoming a direct, wholly owned subsidiary of Odyssey (“Merger”). The proposed merger is expected to be completed in the late second to early third quarter of 2026, subject to Odyssey stockholders’ approval.

The Merger values the combined company at approximately $1 billion and includes a private placement of over $150 million from prominent institutional and strategic investors, as well as a $75 million pre-public financing completed in February 2026 by AOM.

Going Concern Consideration

We have experienced several years of net losses and may continue to do so. Our ability to generate net income or positive cash flows for the next twelve months is dependent upon financings, our success in developing and monetizing our interests in mineral exploration entities, and generating income from contracted services and exploration charters.

Our 2026-2027 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements.

Our consolidated non-restricted cash balance at March 31, 2026 was $2.1 million. We have a working capital deficit at March 31, 2026 of $10.6 million. The total consolidated book value of our assets was approximately $13.4 million at March 31, 2026, which includes cash of $2.1 million.

The factors noted above raise doubt about our ability to continue as a going concern. Although we expect that the Transaction is likely to alleviate our going concern qualification, because consummation of the Transaction is subject to stockholder approval, and is outside management’s control, the substantial doubt about our ability to continue as a going concern has not been alleviated. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, both domestic and international. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant intercompany and intracompany transactions and balances have been eliminated. The portion of amounts attributable to consolidated subsidiaries not wholly owned by the Company and any related activity is reflected as non-controlling interest in the consolidated balance sheets as net (loss) income attributable to non-controlling interest in the consolidated statements of operations. The results of operations attributable to the non-controlling interests are presented within equity and net (loss) income and are shown separately from the Company’s equity and net (loss) income attributable to the Company. Some of the existing intercompany balances, which are eliminated upon consolidation, include features allowing the liabilities of Exploraciones Oceánicas S. de R.L. de CV (“ExO”) and Oceanica Resources, S. de R.L. (“Oceanica”), majority owned subsidiaries of the Company, to be converted into additional equity of a subsidiary, which, if exercised, could increase the Company’s direct or indirect interest in the non-wholly owned subsidiaries. During the second quarter of 2025, the Company converted these intercompany balances into equity interests of Oceánica Resources México, S. de R.L. de C.V., a Mexican company (“ORM”). Refer to Note 6 – Joint Venture for additional information.

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

Bismarck Exploration License

The Company follows the guidance in Financial Accounting Standards Board (“FASB”) ASC 350, Intangibles-Goodwill and Other (“ASC 350”) in accounting for the exploration license held by Bismarck Mining Corporation, Ltd. (the “Bismarck Exploration License”). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. Costs incurred to renew or extend the term of the license are expensed as incurred. The most recent renewal was submitted in July 2024 and was issued in March 2026. The Bismarck Exploration License is not dependent upon another asset or group of assets that could potentially limit the useful life of the exploration license. The Bismarck Exploration License is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance of the ASC 350. The Company did not have any impairment indicators for the three months ended March 31, 2026 and 2025.

Investment in Unconsolidated Entities

As discussed in Note 5 – Investment In Unconsolidated Entities, the Company has cost basis method investments and equity method investments with related parties. As of March 31, 2026 and December 31, 2025, there were no variable interest entities (“VIEs”) for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually, or earlier if a triggering event is observed.

Refer to Note 6 – Joint Venture, for details on the Company’s joint venture with Capital Latinoamericano, S.A. de C.V. (“CapLat”) and certain affiliates of the Company.

Long-Lived Assets

We did not have any impairment indicators related to long-lived assets for the three months ended March 31, 2026 and 2025.

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

Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common stock equivalents if their effect would be anti-dilutive. The potential common shares in the following tables represent potential common shares from outstanding options, restricted stock awards, convertible notes and other convertible securities that were excluded from the calculation of diluted EPS during the periods presented due to having an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Average market price during the period	$1.70	$0.51
Option awards	2,584,574	1,388,824
Unvested restricted stock awards	212,000	—
Convertible notes	—	5,954,695
Common Stock Warrant related	5,611,909	10,727,387
Equity exchange rights in connection with Mexican Corporate Transaction	1,841,137	—

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended March 31,
	2026	2025

Net (loss) income attributable to Odyssey Marine Exploration, Inc.	$347,346	$2,241,570
Numerator:
Basic net (loss) income available to stockholders	$347,346	$2,241,570
Loss on equity method investment	—	(141,414)
Fair value change of debt instruments	(2,410,814)	(1,600,826)
Diluted net (loss) income available to stockholders	$(2,063,468)	$499,330

Denominator:
Weighted average common shares outstanding – Basic	55,788,778	29,102,633
Dilutive effect of options	—	143,570
Dilutive effect of other derivative instruments	—	129,063
Dilutive effect of warrants	938,778	—
Dilutive effect of convertible debt instruments	—	12,241,147
Weighted average common shares outstanding – Diluted	56,727,556	41,616,413

Net (loss) income per share:
Basic	$0.01	$0.08
Diluted	$(0.04)	$0.01

Segment Reporting

The Company evaluates the products and services that produce its revenue and the geographical regions in which the Company operates to determine reportable segments in accordance with ASC 280 – Segment Reporting. Based on that evaluation, the Company has determined that it has only one operating segment.

See Note 16 – Segment Reporting, for further discussion related to the segment information.

Accounting Standards Recently Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The guidance in ASU 2025-05 provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. The Company adopted ASU 2025-05 effective January 1, 2026. Given the Company’s accounts receivable composition, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for and disclosure of internal-use software costs. The guidance removes all references to project stages, defines the threshold for capitalizing costs, and clarifies the disclosure requirements for capitalized software costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)—Derivatives Scope Refinements and Scope Clarifications for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU is intended to address concerns about the application of derivative accounting to contracts with features linked to the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. This guidance specifically scopes out litigation funding from the definition of a derivative. ASU 2025-07 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The amendments may be applied prospectively or on the modified retrospective method. The Company is continuing to evaluate the potential impact of this update on its condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The standard clarifies the application of interim reporting guidance and reorganizes existing disclosures. This guidance is effective for interim reporting periods beginning after December 15, 2027. The Company does not expect adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12 Codification Improvements. The ASU provides clarifying guidance intended to improve the consistency and application of existing accounting standards. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The Company does not expect adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consists of the following:

	March 31, 2026	December 31, 2025
Prepaid assets	$435,079	$637,834
Other	142,336	104,707
Deposits	30,076	30,075
Total other current assets	$607,491	$772,616

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 4 – RELATED PARTY TRANSACTIONS

CIC Limited

The Company has provided services to and owns approximately 13.1% of the equity interests in CIC Limited (“CIC”), a deep-sea mineral exploration company. The Company’s lead director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 9.2% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules, and Odyssey’s board of directors has formed a special committee of disinterested directors to address any matters relating to CIC.

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

There were no technical services invoiced to CIC for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company invoiced CIC for technical services a total of $0.1 million, which is recorded in Marine services in our condensed consolidated statements of operations. The Company was paid in equity for its services. In addition, the Company had the option to accept equity for payment of cash expenditures due from CIC in lieu of cash. The Company did not opt to accept equity from CIC in lieu of cash for its cash expenditures.

On March 20, 2026, the Company and CIC entered into a redemption agreement, pursuant to which CIC redeemed 450,000 Class B of CIC shares held by the Company at a redemption price of $1.00 pursuant to the parties’ deposit agreement, and reduced to zero the $0.5 million earnest money deposit advanced by CIC and held by the Company. As a result of this redemption, the Company’s interest in CIC was reduced to 13.1%.

Ocean Minerals, LLC

The Company provides services to Ocean Minerals, LLC (“OML”), a deep-sea mineral exploration company in which it holds approximately 5.3% of the equity interests (see Note 5 – Investment In Unconsolidated Entities). The Company provides these services to OML on a cost-plus profit basis, and the Company will be compensated for these services with equity in OML.

During the three months ended March 31, 2026 and 2025, the Company invoiced OML for technical services a total of $22,500 and $22,500, respectively, which are recorded in Marine services in our condensed consolidated statements of operations.

ORM, Oceanica and ExO

Joint Venture and Mexican Corporate Transactions

As described in more detail in Note 6 – Joint Venture, the Company formed Phosagmex (as defined below) on June 4, 2025, as the joint venture entity contemplated by the JV Agreement (as defined below). In connection with the formation of this joint venture, Oceánica Resources México, S. de R.L. de C.V. (“ORM”), a newly formed subsidiary of the Company, became a 50% shareholder of Phosagmex, and the Company entered into a series of agreements and transactions to implement the joint venture, which are detailed below and are collectively referred to as the “Mexican Corporate Transactions.”

Certain Stockholders

We have entered into financing transactions with certain stockholders that beneficially own more than five percent of our outstanding Common Stock as of March 31, 2026, as disclosed in the most recent individual stockholder’s Form 3, Schedule 13D or Schedule 13G as filed with the SEC:

•
Funds managed by Two Seas Capital LP (“Two Seas”) beneficially own approximately 9.99% of our Common Stock after giving effect to the beneficial ownership limitation applicable to warrants held by its funds.
•
Greywolf Opportunities Master Fund II LP and its affiliates (“Greywolf”) beneficially own approximately 11.4% of our Common Stock.
•
Capital Latinoamericano, S.A. de C.V. and its affiliate Promotora de Inversiones CapLat Espana, S.L. beneficially own approximately 6.7% of our Common Stock.

2022 Warrants

As of both March 31, 2026 and December 31, 2025, FourWorld, Greywolf and Two Seas held 2022 Warrants to purchase 205,777 shares of our Common Stock, 342,391 shares of our Common Stock and 447,761 shares of the Company’s Common Stock, respectively, at an exercise price of $3.35 per share.

March 2023 Note Purchase Agreement

On March 6, 2023, the Company entered into the March 2023 Note Purchase Agreement (as defined below), pursuant to which we issued the March 2023 Note and the March 2023 Warrants (each as defined below). FourWorld and Two Seas each purchased portions of the March 2023 Note and March 2023 Warrants. As of December 31, 2025, all indebtedness under the March 2023 Notes had been converted and carried a zero balance. As such, there was no interest expense related to the March 2023 Notes for the three months ended March 31, 2026. Interest expense, principal and interest payments during the three months ended March 31, 2025 are detailed below.

•
Two Seas:
o
Interest expense for the March 2023 Note held by Two Seas amounted to $71,253 for the three months ended March 31, 2025. During the three months ended March 31, 2025, $70,872 of interest was capitalized to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the three months ended March 31, 2025.
o
As of December 31, 2025, Two Seas had converted all of its outstanding March 2023 Notes to shares of the Company’s Common Stock.

o
During the three months ended March 31, 2026, Two Seas exercised March 2023 Warrants to purchase 267,514 shares of our Common Stock at an exercise price of $1.10 per share. As such, as of March 31, 2026, Two Seas did not hold any March 2023 Warrants.
•
Greywolf:
o
Interest expense for the March 2023 Note held by Greywolf amounted to $183,100 for the three months ended March 31, 2025. During the three months ended March 31, 2025, $182,119 of interest was added to principal as paid-in-kind and zero was paid in cash. There were no cash principal payments made during the three months ended March 31, 2025.
o
As of December 31, 2025, Greywolf had converted all its outstanding March 2023 Notes into shares of the Company’s Common Stock.
o
During the three months ended March 31, 2026, Greywolf exercised March 2023 Warrants to purchase 1,851,852 shares of our Common Stock at an exercise price of $1.10 per share. As such, as of March 31, 2026, Greywolf did not hold any March 2023 Warrants.

December 2023 Note Purchase Agreement

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement (as defined below), pursuant to which we issued the December 2023 Note and the December 2023 Warrants (each as defined below). FourWorld, Two Seas and Greywolf each purchased portions of the December 2023 Note and December 2023 Warrants. As of December 31, 2025, all indebtedness under the December 2023 Notes had been converted and carried a zero balance. As such, there was no interest expense related to the December 2023 Notes for the three months ended March 31, 2026. Interest expense, principal and interest payments during the three months ended March 31, 2025 are detailed below.

•
Two Seas:
o
Interest expense for the December 2023 Notes held by Two Seas amounted to $40,291 for the three months ended March 31, 2025. During the three months ended March 31, 2025, $15,180 of interest expense was added to principal as paid-in-kind, and none was paid in cash. There were no cash principal payments made during the three months ended March 31, 2025.
o
As of December 31, 2025, Two Seas had converted all of its outstanding December 2023 Notes to shares of the Company’s Common Stock.
o
During the three months ended March 31, 2026, Two Seas exercised December 2023 Warrants to purchase 140,442 shares of the Company’s Common Stock at an exercise price of $1.23 per share.
o
As of March 31, 2026, Two Seas held December 2023 Warrants to purchase 330,146 shares and 70,522 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.
•
Greywolf:
o
Interest expense for the December 2023 Note held by Greywolf amounted to $30,524 for the three months ended March 31, 2025. During the three months ended March 31, 2025, $30,360 of interest was added to principal as paid-in-kind and zero was paid in cash. There were no cash principal payments made during the three months ended March 31, 2025.
o
As of December 31, 2025, Greywolf had converted all its outstanding December 2023 Notes into shares of the Company’s Common Stock.
o
As of March 31, 2026, Greywolf held December 2023 Warrants to purchase 235,295 shares and 35,261 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

	March 31, 2026	December 31, 2025
Phosagmex, S.A.P.I. de C.V.	$(1,097,342)	$(984,113)
CIC Limited	4,815,949	5,265,949
Ocean Minerals, LLC	4,250,154	4,536,912
Investment in unconsolidated entities	$7,968,761	$8,818,748

Phosagmex, S.A.P.I. de C.V.

On June 4, 2025, the Company and certain of its affiliates formed Phosagmex as the joint venture contemplated by the JV Agreement. Refer to Note 6 – Joint Venture for further information, including summarized financial information.

CIC Limited

CIC Limited (“CIC”) is pursuing deep water exploration pursuant to permits in foreign waters. The Company held an ownership interest in CIC of approximately 13.1% and 13.4% as of March 31, 2026 and December 31, 2025, respectively. Due to the structure of CIC, the Company determined this venture to be a variable interest entity (“VIE”) consistent with ASC 810. The Company has determined it is not the primary beneficiary of the VIE and, therefore, has not consolidated this entity. The Company records its investment under the cost method as CIC is incorporated and we have determined we do not exercise significant influence over the entity. The Company assesses its investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded.

The Company also provided services to CIC during 2025, as detailed in Note 4 – Related Party Transactions. We assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded.

Ocean Minerals, LLC

As of March 31, 2026 and December 31, 2025, the Company owned approximately 5.3% and 7.0%, respectively, of the issued and outstanding membership interest units of OML; such reduction due to additional units issued by OML to AOM in March 2026 in connection with the Merger. The Company determined that OML is a VIE as it does not have sufficient equity at risk to permit OML to finance its activities without additional subordinated financial support. However, Odyssey lacks the power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method. As a result, OML is considered a related party.

Equity Method of Accounting

At March 31, 2026 and December 31, 2025, the Company’s investment in OML was $4.3 million and $4.5 million, respectively, which was classified as an investment in unconsolidated entities in our condensed consolidated balance sheets.

For the three months ended March 31, 2026 and 2025, based on estimated financial information for OML, we recognized losses on equity method investment of $0.3 million and $68,864, respectively, in the condensed consolidated statements of operations for our proportionate share of the net loss of OML. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our condensed consolidated statement of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transactions to the extent of our ownership interest.

The following tables provide summarized financial information for OML, the Company’s equity method accounted investee, not adjusted for the percentage ownership of the Company, compiled from OML’s financial statements.

	Three Months Ended March 31,
	2026	2025
Revenue	$205,779	$373,698
General expenses	$(1,096,347)	$(743,425)
Payroll expenses	$(600,025)	$(601,720)
Net (Loss) Income	$(4,524,968)	$(1,682,685)

	As of
	March 31, 2026	December 31, 2025
Total Assets	$26,209,627	$16,721,973
Total Liabilities	$5,209,528	$15,461,861

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

Accounting Treatment

The Company concluded that Odyssey will account for its investment in the joint venture on a go-forward basis by adjusting its investment for its share of Phosagmex’s financial activity, basis differences, eliminating intra-entity profits or losses until realized through transactions with third parties, and evaluating for impairment.

Based on most recently available financial information for Phosagmex, we recognized a $113,229 loss on equity method investment for the three months ended March 31, 2026 in the condensed consolidated statements of operations for our proportionate share of the net loss of Phosagmex.

Summarized Financial Information

The following tables provide summarized financial information for Phosagmex, without adjustment for the Company’s percentage ownership, compiled from Phosagmex’s financial statements.

Three Months Ended March 31, 2026
Revenue	$—
General and administrative expenses	$(34,957)
Foreign currency translation loss	$(5,559)
Net loss	$(40,516)

As of
March 31, 2026
Total Assets	$2,356,062
Total Liabilities	$270,320

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes, which require the recognition of deferred tax assets and liabilities for temporary differences between condensed consolidated financial statements carrying amounts and tax bases of assets and liabilities.

During the three months ended March 31, 2026, we generated federal net operating losses (“NOL”) of $6.3 million and foreign NOL carryforwards of $0.5 million. As of March 31, 2026, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $218.4 million and net operating loss carryforwards for foreign income tax purposes of approximately $29.7 million. From 2026 through 2027, approximately $26.4 million of the NOL will expire, and from 2028 through 2037, approximately $128.0 million of the NOL will expire. The NOL generated in 2018 through 2026 of approximately $64.0 million will be carried forward indefinitely. Of the foreign NOL, $26.4 million has a limited carryforward period and will begin to expire in 2026.

During the fourth quarter of 2025, the Company experienced an ownership change involving a 5‑percent shareholder that resulted in an increase in ownership in excess of 50 percentage points, as defined under Section 382 of the Internal Revenue Code. Based on this ownership change, which occurred on October 14, 2025, not including the effects of the Proposed Merger, the Company currently expects that the utilization of certain pre‑change tax attributes, including net operating loss and tax credit carryforwards, may become subject to limitation under Section 382 and similar state income tax provisions. The Company is in the process of completing an analysis to determine the extent of any such limitations and the resulting impact on its deferred tax assets and valuation allowances. As of the reporting date, the Company has not completed the calculation of the Section 382 limitation, and therefore no adjustments related to this matter have been reflected in the accompanying condensed consolidated financial statements. However, given the full valuation allowance recorded due to cumulative losses and lack of positive evidence that the existing deferred tax assets will be realizable, the impact of any Section 382 limitation on the existing tax attributes would not change the Balance Sheet and income tax footnote as currently reported.

In addition, the Company has evaluated the impact of the aforementioned ownership change that occurred on October 14, 2025 and the resulting potential limitation under Section 382 of the Internal Revenue Code on its uncertain tax positions. As of the reporting date, the Company has not recorded any changes to its unrecognized tax benefits related to the Section 382 limitation. The Company is currently in a book plus permanent deduction loss position of $6.3 million for the three months ended March 31, 2026, and expects to remain in a book plus permanent deduction loss position for the full year ending December 31, 2026. As a result, the potential limitation of net operating loss carryforwards under Section 382 is not expected to affect the timing or amount of cash tax payments or tax positions taken in the current period. The Company will continue to reassess the impact of the Section 382 limitation on its uncertain tax positions as taxable income is generated or additional information becomes available.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

Contingency

In connection with the Merger Agreement, the Company entered into agreements with third parties to provide legal and investment advisory services related to the transaction. Under the agreements, the Company will owe certain fees that are contingent on the closing of the transaction of approximately $3.8 million, consistent with customary market terms for similar transactions. The transaction has not been approved by the Company’s stockholders as of the date these consolidated financial statements are issued and, therefore, the fees have not been accrued.

ExO owes consultants success fees of up to $0.7 million, contingent upon the approval and issuance of the Environmental Impact Assessment (“EIA”). The EIA has not been approved as of the date of this report, and the contingent success fees have not been accrued.

Lease commitments

One of the Company’s lease agreements, as extended, expired on July 31, 2025. On July 16, 2025, the Company entered into an extension for a one-year period ending July 31, 2026. As a result, using the short-term exception under ASC 842, Leases, the Company did not record a right-of-use (“ROU”) asset and lease obligation as of March 31, 2026.

The Company recognized $43,770 and $50,193 in rent expense associated with the Company’s leases for the three months ended March 31, 2026 and 2025, respectively, which were recorded in Marketing, general and administrative expenses on the condensed consolidated statement of operations. Future payments under the short-term leases will be $56,282 for the remainder of 2026.

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

NOTE 9 – LOANS PAYABLE

The Company’s consolidated loans payable consisted of the following carrying values at:

	March 31, 2026	December 31, 2025
Emergency Injury Disaster Loan	$150,000	$150,000
AFCO Insurance note payable	367,845	522,356
Finance liability (Note 16)	4,351,658	4,323,042
Total Loans payable	$4,869,503	$4,995,398
Less: Current portion of loans payable	(907,845)	(1,062,356)
Loans payable—long term	$3,961,658	$3,933,042

March 2023 Notes and March 2023 Warrants

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “March 2023 Note Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “March 2023 Note”) and (b) a warrant to purchase shares of our Common Stock (the “March 2023 Warrants”).

During the year ended December 31, 2025, all remaining indebtedness under the March 2023 Notes was converted into shares of the Company’s Common Stock. As a result, there were no outstanding March 2023 Notes as of December 31, 2025.

As of December 31, 2025, there were 2,502,966 March 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet. During the three months ended March 31, 2026, holders of the March 2023 Warrants exercised an aggregate of 2,238,416 warrants with exercise price of $1.10 for a total purchase price of $2,462,258, and 264,550 March 2023 Warrants expired unexercised. As of March 31, 2026, there were no March 2023 Warrants outstanding.

The change in fair value of the March 2023 Warrants for the three months ended March 31, 2026 and 2025 was a decrease of $1.0 million and a decrease of $1.0 million, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at March 31, 2026 and December 31, 2025 was zero and $2.2 million, respectively.

For the three months ended March 31, 2025, we incurred $0.4 million of interest expense from the amortization of the debt discount, and $27,386 of interest from the fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

December 2023 Notes and December 2023 Warrants

On December 1, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “December 2023 Note Purchase Agreement”) with institutional investors pursuant to which we issued and sold to the investors (a) a series of promissory notes (the “December 2023 Notes”) and (b) two tranches of warrants to purchase shares of our Common Stock (the “December 2023 Warrants”).

During the year ended December 31, 2025, all remaining indebtedness under the December 2023 Notes was converted into shares of the Company’s Common Stock. As a result, there were no outstanding December 2023 Notes as of December 31, 2025.

As of December 31, 2025, there were 1,505,689 December 2023 Warrants outstanding. During the three months ended March 31, 2026, holders of the December 2023 Warrants exercised an aggregate of 140,442 warrants with exercise price of $1.23 for a total purchase price of $172,744. As of March 31, 2026, there were 1,365,247 December 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet.

The change in fair value of the December 2023 Warrants for the three months ended March 31, 2026 and 2025 was a decrease of $1.7 million and a decrease of $0.4 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at March 31, 2026 and December 31, 2025, was $0.3 million and $2.1 million, respectively.

For the three months ended March 31, 2025, we recorded $0.1 million of interest expense from the amortization of the debt discount and $10,154 of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

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

The Company’s principal balance on the EIDL Loan was $0.2 million as of March 31, 2026 and December 31, 2025, and is recorded in Loans payable on the condensed consolidated balance sheets.

AFCO Insurance Note Payable

On November 1, 2025, we entered into a new premium finance agreement with AFCO, pursuant to which AFCO agreed to finance the D&O insurance premiums evidenced by the promissory note in the amount of $0.6 million to be repaid equally over an 11-month period, bearing interest at a rate of 6.11% per annum, maturing on October 31, 2026.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company did not have any financial assets measured on a recurring basis. The following tables summarize our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

		Fair Value at
	Level	March 31, 2026	December 31, 2025
Liabilities
Litigation financing	3	$65,406,154	$63,287,048
2022 Warrants	3	886,206	7,833,301
March 2023 Warrants	3	—	2,217,838
December 2023 Warrants	3	302,247	2,099,221
Total of fair valued liabilities		$66,594,607	$75,437,408

The Litigation financing valuation was based on the following assumptions: amounts funded by the Funder, the corresponding IRR calculation, percentage applicable to the recovery percentage calculation and management’s good-faith estimates for estimated outcome probabilities and estimated debt repayment dates.

The 2022 Warrants, March 2023 Warrants and the December 2023 Warrants are measured using a Black-Scholes valuation model. The assumptions used in this model included the use of key inputs, including expected stock volatility, the risk–free interest rate, the expected life of the warrants and the expected dividend yield. Expected volatility is calculated based on the historical volatility of our Common Stock over the term of the warrant. Risk–free interest rates are calculated based on risk–free rates for the appropriate term. The expected life is estimated based on contractual terms and the remaining term to maturity. The dividend yield is based on the historical dividends issued by the Company. If the volatility rate or risk-free interest rate were to change, the value of the warrants would be impacted.

Items not included in the above disclosures include cash and cash equivalents, accounts and other related party receivables, other current assets and accounts payable. The carrying values of those items, as reflected in the condensed consolidated balance sheets, approximate their fair value at March 31, 2026 and December 31, 2025. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which is determined using Level 1.

Changes in our Level 3 fair value measurements were as follows:

	March 2023 Warrants	December 2023 Warrants	March 2023 Conversion Option	December 2023 Conversion Option	Litigation financing	2022 Warrants	Total
Balance as of December 31, 2025	$2,217,838	$2,099,221	$—	$—	$63,287,048	$7,833,301	$75,437,408
Debt conversion to equity	—	—	—	—	—	—	—
Warrants Exercised	(1,247,388)	(120,912)	—	—	—	—	(1,368,300)
Issuance of new funding	—	—	—	—	13,704	—	13,704
Change in fair value	(970,450)	(1,676,062)	—	—	2,105,402	(6,947,095)	(7,488,205)
Balance as of March 31, 2026	$—	$302,247	$—	$—	$65,406,154	$886,206	$66,594,607

Balance as of December 31, 2024	$1,910,950	$827,036	$2,745,000	$307,000	$56,950,377	$2,060,773	$64,801,136
Change in fair value	(967,708)	(420,606)	(2,317,000)	(141,000)	1,713,439	(1,090,063)	(3,222,938)
Balance as of March 31, 2025	$943,242	$406,430	$428,000	$166,000	$58,663,816	$970,710	$61,578,198

Additional information about the litigation financing liability is included in Note 11 – Derivative Financial Instruments.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

Litigation financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (as amended and restated in January 2020, December 2020 and June 2021, the “ICEA”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of our arbitration claim against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA, on our own behalf and on behalf of ExO (the “Subject Claim”). Pursuant to the ICEA, the Funder agreed to fund specified fees and expenses relating to the Subject Claim (the “Claims Payments”) in an aggregate amount of up to $25 million (the “Maximum Investment Amount”) in various phases. As of March 31, 2026, the Funder has made Claim Payments in the aggregate amount of approximately $24.9 million.

Accounting

The Company determined that the financing arrangement is a derivative, measured at fair value within the scope of ASC 815, Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative are reported in earnings for the period. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation is recorded in our condensed consolidated balance sheet in Litigation financing and as of March 31, 2026 and December 31, 2025 amounted to $65.4 million and $63.3 million, respectively, with changes in the fair value of increases of $2.1 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.

Arbitration Award

On September 17, 2024, the Company received notification from the International Centre for Settlement of Investment Disputes (“ICSID”) of the arbitral award (the “Arbitral Award”) on the claims brought by the Company on behalf of itself and ExO, against the United Mexican States under NAFTA. The arbitral tribunal issued an Arbitral Award in favor of ExO. The award orders Mexico to pay $37.1 million for breaching its obligations under NAFTA, plus interest (the “Award Interest”) at the one-year Mexico Treasury bond rate, compounded annually, from October 12, 2018, until the award is paid in full, plus the arbitrators’ fees and ICSID administrative costs. The amounts awarded are net of Mexican taxes and Mexico may not tax the award. The case filings and the award are available on the ICSID website. On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set aside the Arbitral Award. The set aside application remains pending.

NOTE 12 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
Compensation and incentives	$2,292	$1,052,226
Professional services	2,764,239	466,060
Deposits	—	525,000
Accrued interest	2,419	3,226
Exploration license fees	8,111,702	7,799,508
Total accrued expenses	$10,880,652	$9,846,020

As of December 31, 2025, Deposits consist of an earnest money deposit of $0.5 million from CIC, related to a draft agreement of a potential sale of a stake of our equity in CIC. As of December 31, 2025, this transaction had not yet been agreed upon or consummated. As discussed further in Note 4 – Related Party Transactions, on March 20, 2026, the Company and CIC entered into a redemption agreement, pursuant to which the earnest money deposit advanced by CIC and held by the Company was reduced to zero.

NOTE 13 – STOCKHOLDERS’ EQUITY/(DEFICIT)

Share-Based Compensation

The Company recorded total share-based compensation expense related to our options and restricted stock units of $0.2 million and $45,742 for the three months ended March 31, 2026 and 2025, respectively, which does not include $0.3 million and $2,700 of share-based payments to directors, for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, the Company issued 36,500 shares to one consultant for services provided to the Company; there were no shares issued to consultants for the three months ended March 31, 2026.

Restricted Stock Units (“RSU”)

During the three months ended March 31, 2026, we granted an aggregate of 37,888 RSUs to two directors, which vested immediately upon being granted. The estimated fair value of each RSU was calculated using the share price at the date of the grant.

The following is a summary of the restricted stock awards activity during the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	212,000	$2.02
Granted	37,888	$1.90
Vested	(37,888)	$1.90
Cancelled	—	$—
Unvested at March 31, 2026	212,000	$2.02

Options

The following is a summary of the stock option activity during the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	2,764,574	$2.67	3.47
Granted	—	$—
Exercised	(180,000)	$0.41
Cancelled	—	$—
Outstanding at March 31, 2026	2,584,574	$2.82	3.20
Options exercisable at March 31, 2026	1,833,325	$3.10	2.68

Warrants

The following is a summary of changes in warrants outstanding for the three months ended March 31, 2026:

	Number of	Weighted-Average
	Warrants	Exercise Price
Balance at December 31, 2025	9,408,996	$2.46
Issued	—	$—
Exercised	(2,378,858)	$1.11
Cancellation/Expiration	(264,550)	$1.10
Balance at March 31, 2026	6,765,588	$2.99

Refer to Note 10 – Fair Value Measurements, for changes in fair value during the three months ended March 31, 2026 and 2025.

March 2023 Warrants and December 2023 Warrants

As of March 31, 2026, there are no March 2023 Warrants outstanding and 1,365,247 December 2023 Warrants outstanding with exercises prices ranging from $1.23 to $2.05.

2022 Warrants

As of March 31, 2026, there are 4,848,963 2022 Warrants outstanding, with an exercise price of $3.35 per unit. The 2022 Warrants are exercisable at any time beginning on December 10, 2022, and ending on the close of business on June 10, 2027.

2020 Warrants

As of March 31, 2026, there are 551,378 2020 Warrants outstanding, with an exercise price of $3.99 per unit.

NOTE 14 – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

For the three months ended March 31, 2026 and 2025, we had one and two customers, respectively, OML was a customer in both periods, and CIC was an additional customer in 2025. Both are related parties (see Note 4 – Related Party Transactions) and accounted for 100% of our total revenue. These same customers accounted for 100% of the total accounts receivable balance as of March 31, 2026 and December 31, 2025, respectively.

As of both March 31, 2026 and December 31, 2025, the Company held cash in financial institutions that were over the federally insured limits. The Company has not incurred losses on these accounts.

NOTE 15 – SALE-LEASEBACK FINANCING OBLIGATIONS

In 2023, the Company’s subsidiaries sold marine equipment to two separate third-party buyers for $3.5 million and $1.0 million, respectively. Simultaneously with each sale, the subsidiaries entered into lease agreements with each buyer of the respective marine equipment (the sale of the property and simultaneous leaseback is referred to as a “sale-leaseback”). Each lease is for a four-year term. Under each of the lease agreements, the initial base rent is $35,000, and $10,000 respectively per month. As a part of each of the lease agreements, the lessee is granted an option to purchase the marine equipment back from the buyer, which can be exercised at any time during the period commencing on the first anniversary of the date of the agreements and ending on the day that is 120 days prior to the expiration of the lease term. If the lessee has not already delivered such notice at least 120 days prior to the expiration of the lease term, it is required to purchase the marine equipment upon the expiration of the lease term.

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

As of March 31, 2026 and December 31, 2025, the carrying values of the financing liabilities were $4.4 million and $4.3 million. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability for the remainder of 2026 and thereafter are as follows:

Year Ending December 31,	Annual payment obligation
2026	$405,000
2027	4,710,000
Thereafter	—
$5,115,000

NOTE 16 – SEGMENT REPORTING

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company manages its operations as a single segment for purposes of assessing performance and making decisions. The accounting policies of the segment are those included in Note 2 – Summary of Significant Accounting Policies to the Consolidated Financial Statements included in the 2025 Annual Report on Form 10-K. The Company’s CODM is its President and Chief Operating Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis, using the operating expenses and interest expense, as presented on the face of the income statement, for purposes of making operating decisions, allocating resources, and evaluating financial performance. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Significant expenses regularly reviewed by the CODM are Professional fees, Operations and research, excluding compensation which is reviewed separately and employee compensation. The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net loss, in the periods indicated:

	Three Months Ended March 31,
	2026	2025
Total revenue	$22,500	$135,000

Less significant expenses:
Professional fees	4,531,620	885,591
Operations and research (excluding compensation)	485,593	403,699
Compensation:
Salaries and Wages	1,065,524	739,433
Share-based compensation	150,972	45,742
Total Compensation	1,216,496	785,175
Total Significant Expenses	6,233,709	2,074,465
Other segment items gain (1)	(6,389,085)	(1,523,811)
Total Significant Expenses and Other Segment Items	$(155,376)	$550,654

Net Income (Loss)	$177,876	$(415,654)

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

NOTE 17 – SUBSEQUENT EVENTS

Merger Agreement with American Ocean Minerals

As discussed in Note 1 – Business and Basis of Presentation, on April 8, 2026, the Company, Merger Sub, and AOM, entered into the Merger Agreement pursuant to which Merger Sub will merge with and into AOM, with AOM surviving the merger and becoming a direct, wholly owned subsidiary of Odyssey. The Merger is expected to be completed in the late second to early third quarter of 2026.

Certain Agreements Related to the Merger

AOM PIPE Subscription Agreement

Concurrently with the execution and delivery of the Merger Agreement, AOM and Odyssey entered into securities purchase agreement (the “AOM PIPE Subscription Agreement” and, together with the AOM Bridge Subscription Agreements, the “Subscription Agreements”) with certain third-party investors (the “AOM PIPE Investors”), pursuant to which the AOM PIPE Investors committed to provide aggregate financing in the amount of $156.0 million (the “AOM PIPE Investment”), on the terms and subject to the conditions set forth in the AOM PIPE Subscription Agreement and the related warrants to be entered into at the closing of the AOM PIPE Investment (the “AOM PIPE Warrants”). The AOM PIPE Investment is to be effected through the subscription for and purchase of (a) shares of AOM Common Stock, which shares will, pursuant to the AOM PIPE Subscription Agreement, be issued immediately prior to the Effective Time, such that the AOM PIPE Investors will become stockholders of AOM immediately prior to the consummation of the Merger, and (b) AOM PIPE Warrants.

At the Effective Time, each AOM PIPE Warrant outstanding immediately prior to the Effective Time will be assumed by Odyssey and converted into a warrant to purchase shares of Odyssey Common Stock (each, an “Odyssey Assumed Warrant”), on the same terms and conditions as were applicable to such AOM PIPE Warrant immediately prior to the Effective Time, except as otherwise provided in the Merger Agreement. The number of shares of Odyssey Common Stock issuable upon exercise of each Odyssey Assumed Warrant will be equal to the number of shares of AOM common stock subject to such AOM PIPE Warrant immediately prior to the Effective Time, adjusted to reflect the Exchange Ratio. The exercise price per share of each Odyssey Assumed Warrant will be equal to the exercise price per share of AOM common stock applicable to the corresponding AOM PIPE Warrant immediately prior to the Effective Time, divided by the Exchange Ratio, with such exercise price rounded up to the nearest one-hundredth of a dollar. Except for the foregoing adjustments, the Odyssey Assumed Warrants will retain the same expiration dates and other material terms as the AOM PIPE Warrants in effect immediately prior to the Effective Time.

Odyssey Note Purchase Agreement

On April 8, 2026, in connection with the Merger Agreement, Odyssey and AOM entered into a note purchase agreement (the “Odyssey Note Purchase Agreement”) pursuant to which Odyssey issued and sold to AOM a secured promissory note (the “Initial Odyssey Note”) in an amount of up to $5.0 million (the “Initial Odyssey Note Purchase Price”). At an initial closing, AOM will, subject to the satisfaction or waiver of specified conditions, pay to Odyssey a portion of the Initial Odyssey Note Purchase Price in the amount of $1.5 million.

The remaining $3.5 million of the Initial Odyssey Note Purchase Price will be paid in specified amounts on the first business day of each of the four months after the date of the initial closing. The Odyssey Note Purchase Agreement also provides that, at AOM’s option, AOM may purchase from Odyssey one or more additional secured promissory notes (the “Pre-Closing Odyssey Notes” and, together with the Initial Odyssey Note, the “Odyssey Notes”) in an aggregate amount of up to $5.0 million. Odyssey’s obligations under the Odyssey Notes will be secured by a security interest in substantially all of Odyssey’s assets. The principal amount of the Odyssey Notes will equal the aggregate amount paid to Odyssey by AOM. The principal amount of the Odyssey Note bears interest at the rate of 8.0% per annum. Odyssey will pay accrued interest on a quarterly basis by capitalizing each quarterly interest payment as additional principal. All outstanding principal and accrued interest will be due and payable in full on the earlier of April 8, 2027, or upon the consummation of the Merger. Upon an event of a default on the interest payments, the principal and any accrued interest will thereafter accrue interest at the rate of 11.0% per annum until paid in full.

OML Equity Exchange Agreement

As previously disclosed, on April 8, 2026, in connection with the Merger Agreement, Odyssey, OML, and certain of the members of OML (the “OML Members”) entered into an equity exchange agreement (the “OML Equity Exchange Agreement”), which provides that, on or prior to May 6, 2026, OML Members may elect to exchange their OML Units for shares of Odyssey Common Stock as soon as practicable after the effective date of the Merger. In exchange for their OML Units, Odyssey will deliver to each of the OML Members a number of shares of Odyssey Common Stock equal to the number of OML Units such OML Member elects to exchange multiplied by a fraction, the numerator of which is $20.45, being the agreed value per unit of OML Units, and the denominator of which is $1.10 (as may be adjusted for any reverse stock split of Odyssey Common Stock), being the price per share of Odyssey Common Stock to be paid by investors in the PIPE Financing, subject to further adjustment in certain circumstances.

As of the date of this Quarterly Report on Form 10-Q, OML Members have agreed to exchange an aggregate 4,877,900 OML Units for 90,684,596 shares of Odyssey Common Stock (without giving effect to any reverse stock split or other adjustment).

CIC Equity Exchange Agreement

As previously disclosed, on April 8, 2026, in connection with the Merger Agreement, Odyssey, CIC, and certain of the stockholders of CIC (the “CIC Stockholders”) entered into an equity exchange agreement (the “CIC Equity Exchange Agreement”), which provides that CIC Stockholders may elect to exchange their shares of common stock of CIC (“CIC Shares”) for shares of Odyssey Common Stock on or prior to May 6, 2026 (as extended for two CIC Stockholders) as soon as practicable after the effective date of the Merger. In exchange for their CIC Shares, Odyssey will deliver to each of the CIC Stockholders a number of shares of Odyssey Common Stock equal to the number of CIC Shares such CIC Stockholder wishes to exchange multiplied by a fraction, the numerator of which is $1.22, being the agreed value per CIC Share, and the denominator of which is $1.10 (as may be adjusted for any reverse stock split of Odyssey Common Stock), being the price per share of Odyssey Common Stock paid by investors in the PIPE Financing, subject to further adjustment in certain circumstances and certain limits to comply with the applicable listing rules.

As of the date of this Quarterly Report on Form 10-Q, CIC Stockholders have agreed to exchange an aggregate 39,403,671 CIC Shares for 43,702,254 shares of Odyssey Common Stock (without giving effect to any reverse stock split or other adjustment), and, if the elections of the two CIC Stockholders that received extensions as described above are completed, an additional 1,500,000 CIC Shares would be exchanged for 1,663,637 shares of Odyssey Common Stock.

The shares of Odyssey Common Stock issuable pursuant to the OML Equity Exchange Agreement and the CIC Equity Exchange Agreement are expected to be issued in transactions exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.

CIC Limited Option Agreement

On April 8, 2026, in connection with the Merger Agreement, Odyssey and certain stockholders of CIC Limited (the “CIC Option Stockholders”) entered into an option agreement (the “CIC Limited Option Agreement”) pursuant to which, at any time and from time to time following the six (6)-month period following the completion of the Merger, Odyssey has the right, but not the obligation, to purchase from each CIC Option Stockholder all or a portion of the CIC Shares held by such CIC Option Stockholder (the “CIC Limited Option”) at a purchase price per share equal to the valuation of CIC Limited divided by the total number of issued outstanding shares of CIC Limited, assuming full conversion or exercise of all outstanding options, warrants, convertible securities, or similar rights.

The valuation of CIC Limited on any date on which Odyssey exercises the CIC Limited Option will be (a) $200.0 million, if the applicable exercise date is prior to the approval, by the Cook Islands Seabed Mineral Authority (the “SBMA”), of a pre-feasibility study, or (b) $225.0 million, if the applicable exercise date is after the approval of such pre-feasibility study and before the issuance, by the SBMA, of a trial harvesting license, or (c) $300.0 million, if the applicable exercise date is after the issuance of such trial harvesting license. The purchase price payable in connection with the exercise of the CIC Limited Option granted to Odyssey will be payable by Odyssey in a combination of (a) cash and (b) shares of Odyssey Common Stock, in such amounts and proportions as determined by Odyssey in its sole and absolute discretion.

CIC LLC Option Agreement

On April 8, 2026, in connection with the Merger Agreement, Odyssey and CIC LLC entered into an option agreement (“CIC LLC Option Agreement”) pursuant to which at any time and from time to time following the six (6)-month period following the completion of the Merger, Odyssey has the right, but not the obligation, to purchase CIC LLC Shares from CIC LLC (the “CIC LLC Option”) at a purchase price per share equal to the valuation of CIC Limited divided by the total number of issued and outstanding shares of CIC Limited, assuming full conversion or exercise of all outstanding options, warrants, convertible securities, or similar rights.

The valuation of CIC Limited on any date on which Odyssey exercises the CIC LLC Option will be (a) $200.0 million, if the applicable exercise date is prior to the approval, by the SBMA, of a pre-feasibility study, or (b) $225.0 million, if the applicable exercise date is after the approval of such pre-feasibility study and before the issuance, by the SBMA, of a trial harvesting license, or (c) $300.0 million, if the applicable exercise date is after the issuance of such trial harvesting license. The purchase price payable in connection with the exercise of the CIC LLC Option granted to Odyssey will be payable by Odyssey in a combination of (a) cash and (b) Odyssey’s common stock, in such amounts and proportions as determined by Odyssey in its sole and absolute discretion; provided that the cash portion of the purchase price of the option will be not less than $20.0 million; and provided, further, that the minimum cash portion will be reduced, on a dollar-for-dollar basis, by the aggregate amount of payments received by CIC LLC under the CIC LLC Note Purchase Agreement. For further information, please see the section entitled “ —CIC LLC Note Purchase Agreement.”

Support Agreements

Odyssey Support Agreement

On April 8, 2026, in accordance with the Merger Agreement, Odyssey, AOM and certain stockholders of Odyssey (the “Odyssey Support Stockholders”), being the directors and certain officers of Odyssey who hold shares of Odyssey Common Stock together with certain other Odyssey stockholders identified in the Odyssey Disclosure Schedule to the Merger Agreement, entered into support agreements (collectively, the “Odyssey Support Agreement”) pursuant to which each Odyssey Support Stockholder agreed that at any meeting of the stockholders of Odyssey, each Odyssey Support Stockholder will (a) cause its voting shares of Odyssey to be counted as present thereat for the purpose of establishing a quorum, and (b) vote, or cause to be voted, all of its voting shares of Odyssey (a) in favor of the Nasdaq Proposal, the Charter Proposal, the Golden Parachute Compensation Proposal, and any other proposal, action or matter necessary or advisable to consummate the transactions contemplated by the Merger Agreement, (b) in favor of any proposal to adjourn or postpone any meeting of the stockholders of Odyssey if there are insufficient votes to approve such matters at the time any such meeting is held, and (c) against any transaction, reorganization or action that would reasonably be expected to impede or interfere with the transactions contemplated by the Merger Agreement or the Odyssey Support Agreement, or any change in Odyssey’s corporate structure or business, except as expressly permitted by the Merger Agreement. Certain Odyssey Support Stockholders also agreed to customary restrictions on any transfers of voting shares of Odyssey, subject to customary exceptions. Any transfer in violation of these restrictions will be null and void. The Odyssey Support Agreement will terminate upon the earliest to occur of: (i) the Effective Time; (ii) the termination of the Merger Agreement in accordance with its terms; (iii) the mutual written consent of the parties; (iv) the time that the Odyssey Board effects an Adverse Recommendation Change in accordance with the Merger Agreement; or (v) any amendment or modification of any provision of the Merger Agreement that increases the amount or changes the form of the Merger Consideration in any material respect and is not approved by the Special Transaction Committee.

AOM, the AOM Bridge Investors, and the Support Stockholders

AOM, Odyssey, certain directors, officers and founding stockholders of AOM (the “AOM Support Stockholders”), entered into a support agreement (the “AOM Support Agreement”) pursuant to which each AOM Support Stockholder agreed that at any meeting of the stockholders of AOM, each AOM Support Stockholder will (a) cause its voting shares of AOM to be counted as present thereat for the purpose of establishing a quorum, and (b) vote, or cause to be voted, all of its voting shares of AOM, (i) in favor of the Merger, the adoption and approval of the Merger Agreement, and any other proposal, action, or matter necessary or advisable to consummate the Merger and any other transactions contemplated by the Merger Agreement, (ii) in favor of any proposal to adjourn or postpone any meeting of the stockholders of AOM, if there are insufficient votes to approve such matters at the time any such meeting is held, and (iii) against, any transaction, reorganization, or action that would reasonably be expected to impede or interfere with the Merger, the Merger Agreement, or the transactions contemplated by the Merger Agreement or the AOM Support Agreement, or any change in AOM’s corporate structure or business except, as expressly permitted by the Merger Agreement. Each AOM Support Stockholder also agreed to customary restrictions on any transfers of any voting shares of AOM, subject to customary exceptions. Any transfer that violates these restrictions will be null and void.

Lock-Up Agreements

Odyssey and holders of AOM Common Stock, and the AOM Bridge Investors (the “Lock-Up Holders”), entered into lock-up agreements (the “Lock-Up Agreements”) pursuant to which, during the applicable lock-up periods commencing on the date of the Closing, the Lock-Up Holders will not, directly or indirectly, sell or otherwise transfer any shares of Odyssey Common Stock, or make any public announcement or filing under applicable securities laws regarding any of the foregoing received in connection with the bridge transaction; provided that (a) the AOM Bridge Investors are subject to a full lock-up for a period of sixty (60) days following the Closing, with all such shares released thereafter, and (b) holders of AOM Common Stock are subject to a full lock-up through ninety (90) days following the Closing, followed by staged releases thereafter. Notwithstanding the foregoing, the restrictions will not apply to transfers (a) by gift or for estate-planning purposes, (b) by will or intestacy upon death, (c) to any affiliate, trust, partnership, or other entity for the benefit of the Lock-Up Holder or its immediate family, or (d) in the case of an entity, to its members, partners or stockholders, provided that the transferee agrees in writing to be bound by the applicable restrictions. Any purported transfer by the Lock-Up Holders of Odyssey Common Stock in violation of the foregoing restrictions will be null and void and will not be recognized by Odyssey or its transfer agent.

ORM Disposition Trust

Odyssey, through an indirect wholly owned subsidiary, Odyssey Marine Enterprises Ltd., a company organized in the Bahamas (“OME”), currently owns approximately 78.3% of the equity interests in Oceanica Resources Mexico, S. de R.L. de C.V., a company organized in Mexico (“ORM”). ORM owns a 50.0% interest in Phosagmex, S.A.P.I. de C.V., a joint venture company organized in Mexico (“Phosagmex”). The remaining 50.0% interest in Phosagmex is owned by Capital Latinoamericano, S.A. de C.V., a company organized in Mexico (“CapLat”).

Pursuant to the terms of the Merger Agreement, Odyssey agreed to organize a new corporation (“ORM HoldCo”), to contribute its interests in ORM to ORM HoldCo and to transfer its interests in ORM HoldCo to a newly formed liquidating trust (the “ORM Trust”), the beneficiaries of which would be the holders of Odyssey Common Stock as of a record date prior to the consummation of the Merger (the “Trust Beneficiaries”).

The purpose of ORM HoldCo and the ORM Trust is to hold and preserve the value of ORM and ORM’s assets until Phosagmex receives certain project approvals from the government of Mexico. If the project approvals are received, ORM HoldCo would then either (a) sell ORM and/or ORM’s assets and distribute the net proceeds therefrom to the ORM Trust (for further distribution to the Trust Beneficiaries) and any other equity holders of ORM HoldCo or (b) conduct an initial public offering and distribute the shares of ORM Holdco to the ORM Trust (for further distribution to the Trust Beneficiaries) and any other equity holders of ORM HoldCo.

In connection with these transactions, Odyssey and AOM have agreed that ORM HoldCo would enter into a support agreement (the “ORM Support Agreement”) pursuant to which Odyssey would, for the term of the ORM Trust, provide ORM HoldCo and its subsidiaries with administrative services, access to records and personnel in connection with the enforcement of the arbitral award issued by the International Centre for Settlement of Investment Disputes on the claims brought by Odyssey against Mexico under the North American Free Trade Agreement, and other specified support services.

The parties have not entered into definitive agreements related to the disposition of ORM, and there can be no assurance they will be able to do so. Completion of the ORM disposition in all material respects, including obtaining a commitment for the financing necessary to fund the activities of ORM HoldCo and its subsidiaries for at least eighteen (18) months after the Merger, is a condition to AOM’s obligation to close under the Merger Agreement, which condition may be waived by AOM in its sole discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide a narrative of our financial results and an evaluation of our results of operations and financial condition. The discussion should be read in conjunction with our consolidated financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2025.

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding the Company’s expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the Company’s expectations, but the expectations concerning its future operations, earnings and prospects may change. The Company’s expectations involve risks and uncertainties and are based on many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the Company’s expectations and the forward-looking statements will be correct. Please refer to the Company’s most recent Annual Report on Form 10-K for a description of risk factors that could cause actual results to differ from the expectations stated in this discussion. Odyssey disclaims any obligation to update any of these forward-looking statements except as required by law.

Merger Agreement with American Ocean Minerals

On April 8, 2026, Odyssey, an Odyssey subsidiary (“Merger Sub”), and American Ocean Minerals Corporation (“AOM”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into AOM, with AOM surviving the proposed merger and becoming a direct, wholly owned subsidiary of Odyssey. The proposed merger is expected to be completed in the late second to early third quarter of 2026, subject to Odyssey stockholder approval.

Additional Information and Where to Find It

In connection with the proposed transaction, Odyssey has filed a registration statement on Form S-4 with the SEC, which includes a preliminary proxy statement/prospectus of Odyssey. The registration statement has not yet become effective. After the registration statement is declared effective by the SEC, Odyssey intends to file a definitive proxy statement/prospectus with the SEC and mail it to stockholders as of a record date to be established for voting on the proposed transaction.

This communication is not a substitute for the registration statement, the preliminary proxy statement/prospectus, the definitive proxy statement/prospectus or any other document that Odyssey has filed or may file with the SEC in connection with the proposed transaction. Investors and security holders of Odyssey and AOM are urged to read the registration statement, the preliminary proxy statement/prospectus and any amendments thereto, and, when available, the definitive proxy statement/prospectus, as well as other documents filed or to be filed with the SEC in connection with the proposed transaction, carefully and in their entirety because they contain and will contain important information about Odyssey, AOM and the proposed transaction.

Investors and security holders may obtain free copies of the registration statement, the preliminary proxy statement/prospectus, the definitive proxy statement/prospectus, when available, and other documents filed with the SEC by Odyssey through the website maintained by the SEC at www.sec.gov or through Odyssey’s investor relations website at https://www.ir.odysseymarine.com.

Participants in the Solicitation

Odyssey, AOM, and their respective directors and executive officers and other members of management and employees and certain of their respective significant stockholders may be deemed to be participants in the solicitation of proxies from Odyssey and AOM stockholders in respect of the proposed transaction under the rules of the SEC. Information about Odyssey’s directors and executive officers is available in Odyssey’s proxy statement, which was filed with the SEC on April 21, 2026, for the 2026 Annual Meeting of Stockholders, and Odyssey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 31, 2026. Additional information regarding the persons who may, under the rules of the SEC, be deemed participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, is included in the registration statement and preliminary proxy statement/prospectus and will be included in other relevant materials to be filed with the SEC regarding the proposed transaction. Investors should read the proxy statement/prospectus carefully before making any voting or investment decisions.

No Offer or Solicitation

This communication shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act.

Operational Update

Additional information regarding our announced projects can be found in our Annual Report on Form 10-K for the year ended December 31, 2025. Only projects that are material in nature or with material status updates are discussed below. We may have other projects in various stages of planning or execution that may not be disclosed for security or legal reasons until considered appropriate by management or required by law.

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

Phosagmex Project:

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

On June 14, 2019, Odyssey and ExO executed an agreement that provided up to $6.5 million in funding for prior, current and future costs of the NAFTA action. On January 31, 2020, this agreement was amended and restated, as a result of which the availability increased to $10.0 million. In December 2020, Odyssey announced it secured an additional $10.0 million from the funder to aid in our NAFTA case. On June 14, 2021, the funder agreed to fund up to an additional $5.0 million for arbitration costs. The funder will not have any right of recourse against us unless the environmental permit is awarded or if proceeds are received (See Note 11 – Derivative Financial Instruments).

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

On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set aside the Arbitral Award. The set aside application remains pending as of the date of this report.

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

Through a wholly owned subsidiary, we have earned and now hold approximately 13.1% of the current outstanding equity units of CIC issued in exchange for the provision of services by the Company. We achieved our current equity position through the provision of services rendered to CIC (see Note 5 – Investment In Unconsolidated Entities).

The information that follows relating to CIC’s project (the “CIC Project”) is derived, for the most part, from, and in some instances is an extract from, the Initial Assessment and Technical Report Summary for the EL1 Cook Islands Polymetallic Nodule Deposit, South Pacific Ocean, prepared by RSC Consulting Ltd for CIC Limited, with an effective date of December 31, 2025 (the “CIC Technical Report Summary”), which was prepared in accordance with the requirements of Regulation S-K Item 1300 (the “SEC Mining Rules”). Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the CIC Technical Report Summary. The CIC Technical Report Summary is incorporated herein by reference and made a part hereof, and was filed as Exhibit 96.1 to the Registration Statement on Form S-4 filed by Odyssey on May 11, 2026.

Location of the CIC Project

The CIC Project is located within the EEZ of the Cook Islands in the South Pacific Ocean. According to the CIC Technical Report Summary, the CIC Project is centered at approximately 17.5° south latitude and 160.5° west longitude, approximately 420 km north of Rarotonga, a 170 km north of Aitutaki, and 3,700 km northeast of Wellington, New Zealand. The CIC Project area covers approximately 211,545 km2 and comprises 2,592 5’ x 5’ blocks grouped into ten contiguous block groups. The seafloor in the license area generally lies at depths between approximately 4,700 and 5,300 meters below sea level.

Permits

Title to the CIC Project is held through EL1 license, granted to CIC Limited by the Seabed Minerals Authority (“SBMA”), on behalf of the Cook Islands Government on February 23, 2022. The CIC Technical Report Summary states that the EL1 license expires on February 23, 2027, and that an application for license renewal may be made at least 90 days before expiry in accordance with Section 63 of the Seabed Minerals (Exploration) Regulations (2020). The EL1 license is subject to relinquishment obligations, including 20% relinquishment after three years of exploration activities and up to an additional 40% of the total CIC Project area by the end of the five-year license period, with the first relinquishment reported as being under discussion between CIC and the SBMA according to the CIC Technical Report.

To be eligible for upgrade of the exploration license to a mining license, CIC must submit an application and satisfy the requirements of section 67 of the Seabed Minerals (Exploration) Regulations (2020) (Cook Islands), including: (a) collection and analysis of data and information to at least a pre-feasibility study level in all material respects; (b) completion in all material respects of studies and investigations relating to an environmental impact assessment for a mining license application; and (c) establishment of the existence of seabed mineral resources or reserves with the potential for commercial recovery.

Royalties and Taxes

Royalties and taxes payable on any future production from the CIC Project area are stipulated in the laws and regulations of the Cook Islands. According to the Seabed Minerals (Royalties) Regulations (2013) (Cook Islands), holders of a mining license are liable for a royalty equal to 3% of the export value of minerals recovered under a mining license. The export value of minerals recovered is free-on-board (FOB) price received. The CIC Project is also subject to a private royalty of 1%.

History of previous exploration Activities in the CIC Project Area

According to the CIC Technical Report Summary, the CIC Project area, or any part thereof, has not been held by any operator other than CIC. The report states that the only exploration within the CIC Project area that predates the exploration undertaken by CIC was carried out by the Japan International Cooperation Agency (“JICA”), between 1986 and 2000. JICA conducted three expeditions to the CIC Project area using the RV Hakurei Maru No. 2 in 1986, 1990 and 2000. Samples were collected using box core, freefall grab, long core and armed dredge tools. Survey stations were placed based on datum lines every 1° in latitude and longitude, with infill sites on a 39.3 km grid.

Since 2022, CIC has conducted four expeditions and has used box core, freefall grab, multicore and benthic sled sampling tools to collect polymetallic nodule samples, supported by ROV, and autonomous underwater vehicle surveys. Most of the modern exploration work has been conducted in two of the ten contiguous block groups, including CBG01 and CBG04, with the principal focus on CBG04. According to the CIC Technical Report, no commercial production of polymetallic nodules has occurred in the project area to date.

See Section 5 of the CIC Technical Report Summary for further specific information of the history of previous exploration of the CIC Project Area.

Geology

The CIC Project is a polymetallic nodule project located on the seabed within the Cook Islands EEZ in the South Pacific Ocean. According to the CIC Technical Report Summary, the Cook Islands are distinctive in to the seabed and the interpreted influence of a long-lived deep-water ocean current. The CIC Project area consists principally of abyssal plains, together with scattered knolls, seamounts, depressions, hills and valleys, and fine pelagic sediments described as red or brown clay are the predominant sediment type in the CIC Project area.

According to the CIC Technical Report Summary, mineralization at the CIC Project occurs at the water-sediment interface on the seafloor in the form of polymetallic nodules enriched principally in cobalt, nickel and copper. The polymetallic nodules are generally found on abyssal plains, mostly at depths between approximately 4,800 and 5,200 meters, and form laterally continuous nodule fields that effectively constitute a two-dimensional deposit tracing the sediment-water interface. A minority component of the nodules occurs within the sediment, locally to depths of up to approximately 30 centimeters.

The polymetallic nodules are dark brown to black and may reach approximately 20 centimeters along their long axis, and exhibit concentric layering commonly formed around a foreign nucleus, such as a rock fragment, volcanic material, bone, tooth or other nodule. The CIC Technical Report notes that the polymetallic nodules are geochemically unique from many other global nodule deposits because they tend to have low manganese-to-iron ratios and elevated cobalt grades, which indicates that the polymetallic nodules are formed through hydrogenetic processes.

Mineral Resource Estimate

According to the CIC Technical Report Summary, no mineral reserve estimate is reported, and the CIC Project remains at an early stage. The CIC Technical Report Summary discloses an inferred mineral resource of 1,950 Mt wet nodules at a 13 kg/m2 cut-off, with metal grades of 0.46% Co, 0.19% Cu, 17.8% Fe, 15.7% Mn and 0.33% Ni, each with an effective date of December 31, 2025.

The mineral resource estimate for the CIC Project consist of declustered samples collected by JICA, as well as box core and freefall grab samples collected by CIC during Expeditions 1, 3 and 4. The report further states that the mineral resource estimate is based on exploration, sampling and assaying information gathered through appropriate techniques, that the inferred mineral resource has not been significantly extrapolated beyond the limits of the samples collected, and that confidence in the estimate is not sufficient to permit application of technical and economic parameters useful for detailed mine planning as part of a pre-feasibility or feasibility studies.

Quality Control/Quality Assurance and Data Verification

The data supporting the EL1 inferred mineral resource estimate consist of both historical exploration data collected by JICA and more recent exploration data collected by CIC. According to the CIC Technical Report, those datasets were evaluated separately and were assessed against the objective of supporting at least an inferred mineral resource classification under the SEC Mining Rules.

CIC employed documented procedures for sample collection, handling, processing and analysis, and that the quality assurance and quality control framework was designed to support reliable collection, recording, processing and validation of exploration data. According to the report, sample preparation involved offshore recovery and handling, onshore processing at CIC’s facilities in Rarotonga, and laboratory preparation and analysis at ALS Brisbane, which the report identifies as an ISO/IEC 17025-2017 and ISO 9001:2015 accredited laboratory. The report states that the analytical methods used for the CIC Project were fit for purpose for the project’s objectives.

With respect to sample custody and security, the CIC Technical Report Summary states that samples were subject to controlled handling procedures offshore and onshore, including unique sample identification, sealed storage and shipment to ALS Brisbane for geochemical analysis. The CIC Technical Report concludes that, in light of the objectives of the CIC Project, the risk associated with sample security and chain of custody was low.

The CIC Technical Report Summary also states that quality control and quality acceptance testing were applied across the exploration and analytical workflow, including review of location data, primary sample quality, weighing procedures, splitting procedures, density and moisture determinations, and laboratory analytical performance. The CIC Technical Report notes that underwater video footage formed part of the review process by allowing comparison between the seafloor conditions at sampling locations and the recovered samples.

With respect to data verification, the CIC Technical Report Summary states that RSC conducted an independent verification program that included checking analytical results against original ALS Brisbane laboratory reports, reviewing sampling video footage for freefall grab and box core samples, and comparing selected records against original back-deck logs, weighing sheets and beacon fix reports.

According to the CIC Technical Report Summary, the data verification and validation process did not identify any material errors or omissions that would materially affect the inferred mineral resource estimate for the project. The report further states that, based on this review, RSC concluded that the geological, analytical and spatial data were accurate, complete and reliable for use in mineral resource estimation and that the data verification procedure was consistent with best industry practice and meet the SEC Mining Rules.

For additional information regarding quality control/quality assurance and data verification applicable to the CIC Project, see Sections 8 and 9 of the CIC Technical Report Summary.

Ocean Minerals, LLC Project:

Ocean Minerals, LLC (“OML”) is a deepwater critical minerals exploration and development company incorporated in the Cayman Islands. Moana Minerals Limited (“MML”) is a wholly owned subsidiary of OML and is a deepwater critical metals exploration and development company incorporated in the Cook Islands with offices and operations based in Rarotonga, Cook Islands. In February 2022, the SBMA awarded MML a five-year exploration license (“EL3”) for a 23,630 square kilometer area in the Cook Islands’ exclusive economic zone.

MML has validated vast polymetallic nodule resources in its exploration license area and, pursuant to the SBMA’s standards and guidelines, it is conducting further exploration activities to increase confidence in the reported mineral resource and size of the reported mineral resources and to secure environmental approvals to perform commercial operations. OML and its project partners are also advancing work to develop recovery systems to harvest these high-quality seafloor polymetallic nodules and processing solutions to convert them into commercial grade metals.

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

The 6,000-meter rated ROV contributed to OML by Odyssey provides OML with an additional tool to advance the project toward eventual applications for an environmental permit and harvesting license when exploration and feasibility studies are completed and demonstrate how harvesting can be done without serious environmental harm. MML has obtained a technical resource report that substantially increases resources reporting to inferred and indicated confidence levels, and continues to advance toward completing its preliminary Feasibility Study, among other important project milestones it is working to achieve.

References to the “MML Technical Report Summary” are to the Regulation S-K Item 1300 Technical Report Summary on a Mineral Resource Estimate for the EL3 Cook Islands Polymetallic Nodule Deposit, prepared by RSC Consulting Ltd for MML, with an effective date of December 31, 2025, which was prepared in accordance with the SEC Mining Rules, and was filed as Exhibit 96.2 to the Registration Statement on Form S-4 filed by Odyssey on May 11, 2026.

The information that follows relating to the MML project (the “MML Project”) is derived, for the most part, from, and in some instances is an extract from, the MML Technical Report Summary prepared in compliance with the SEC Mining Rules. Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the MML Technical Report Summary. The MML Technical Report Summary is incorporated herein by reference and made a part hereof.

Location of the MML Project

The MML Project is located within the EEZ of the Cook Islands in the South Pacific Ocean. According to the MML Technical Report Summary, the MML Project is confined to the boundary of the EL3 license, which covers an area of approximately 9,118 m2, and forms part of a wider known deposit of polymetallic nodules within the Cook Islands’ EEZ. The MML Project is located on the seabed, more than 5,000 m below sea level. The MML Technical Report Summary states that the MML Project is located approximately 323 miles from Avarua, Rarotonga, 163 miles from Aitutaki, and 2,370 miles from Auckland, New Zealand, and that the center of the MML Project is located at approximately 16.5° S and 159.5° W.

Permits

Title to the MML Project is held through the EL3 license, granted to Moana Minerals Limited, a wholly owned Cook Islands registered company subsidiary of Ocean Minerals, LLC, by the Seabed Minerals Authority (“SBMA”), on behalf of the Cook Islands Government on February 23, 2022. The MML Technical Report Summary states that the MML exploration license is valid for a term of five years and expires on February 23, 2027, and that an application for license renewal may be made at least 90 days before expiry in accordance with Section 63 of the Seabed Minerals (Exploration) Regulations (2020). As of the date of this proxy statement/ prospectus, MML is not subject to a predetermined relinquishment schedule in the EL3 licence. However, pursuant to section 78 of the Seabed Minerals Act (Cook Islands), the SBMA may require MML to relinquish portions of the MML Project area over time as MML’s exploration and environmental programs advance.

To be eligible for upgrade of the exploration license to a mining license, MML must submit an application and satisfy the requirements of section 67 of the Seabed Minerals (Exploration) Regulations (2020) (Cook Islands), including: (a) collection and analysis of data and information to at least a pre-feasibility study level in all material respects; (b) completion in all material respects of studies and investigations relating to an environmental impact assessment for a mining license application; and (c) establishment of the existence of seabed mineral resources or reserves with the potential for commercial recovery.

Royalties

Royalties and taxes payable on any future production from the MML Project area are stipulated in the laws and regulations of the Cook Islands. According to the Seabed Minerals (Royalties) Regulations (2013) (Cook Islands), holders of a mining license are liable for a royalty equal to 3% of the export value of minerals recovered MML Project is subject to a private royalty of 1%.

History of previous exploration activities in the MML Project Area

According to the MML Technical Report Summary, the first cruise programs dedicated to investigating nodules in the Cook Islands and adjacent regions were mounted in the mid-1970s by the New Zealand Oceanographic Institute. Between 1976 and 1981, the Committee for Coordination of Joint Prospecting for Minerals Resources in South Pacific Offshore Areas (CCOP/SOPAC) carried out several cruises in the Cook Islands region. The MML Technical Report Summary states that the only exploration that predates that by MML within the MML Project area took place between 1986 and 2000 and was carried out by JICA. JICA conducted three expeditions to the MML Project area using the RV Hakurei Maru No. 2 in 1986, 1990 and 2000. Samples were collected by freefall grab, box core, long core and armed dredge methods. Survey stations were placed based on datum lines every 1° in latitude and longitude, with infill sites on a 39.3 km grid, and three samples were collected at each survey station in the form of an inverted triangle. Sample location precision for the JICA surveys is stated to have been in the order of 100–500 m against sample spacing of approximately 25 km.

Since 2019, MML has conducted exploration over the MML Project area. The MML Technical Report Summary states that MML has conducted at least five cruises and has used freefall grab, box core, multicore and benthic sled sampling tools to collect polymetallic nodule samples, supported by ROV surveys. According to the MML Technical Report Summary, exploration has been conducted to at least some extent across the entire MML Project area. The eastern and southern quadrants are the most explored, with MML having conducted sampling on a nominal 12-km grid, whereas the northwestern quadrant is the least explored and was sampled on approximately 50-km spacing by JICA. According to the MML Technical Report Summary, no commercial production of polymetallic nodules has occurred in the MML Project area to date.

Progress toward completing collection of baseline environmental data continues unabated with the commencement by the Anuanua Moana and a team of international scientists of the first benthic campaign in the Cook Islands EEZ in mid-May 2026. Simultaneously surveys using Autonomous Underwater Vehicles to map the seafloor in high definition and photograph extensive areas of the seafloor will also be conducted. This is followed by further benthic and pelagic campaigns, all completed before the end of the year. This places MML well on track for completing an EIA.

These campaigns also provide the data and information needed to further upgrade the confidence of the resource and MML expects to report measured levels of confidence of selected areas of its currently reported resource in EL3.

Testing of six metallurgical processes progress well with results planned for inclusion in our Prefeasibility Study being compiled for Cook Islands License area EL3. The PFS provides for selection of preferred harvesting and processing solutions, reports on infrastructure impacts and needs, community perspectives and impacts, and provides an overview of project economics. AMC Engineering Consultants will act as the Qualified Person (QP) for OML report. The PFS is slated for completion in 2026.

See Section 5 of the MML Technical Report Summary for further specific information regarding the history of previous exploration of the MML Project area.

Geology

The MML Project is a polymetallic nodule project located on the seabed within the Cook Islands EEZ in the South Pacific Ocean. According to the MML Technical Report Summary, the Cook Islands are distinctive in having relatively ancient and stable ocean crust, coupled with very low-modelled net export of organic material to the seabed, and the interpreted influence of a long-lived deep-water ocean current. Most of the MML Project area consists of relatively flat abyssal plains, with sea knolls and seamounts scattered across the MML Project area, but with a higher concentration in the center and center-west. The MML Technical Report Summary further states that brown clay is the predominant sediment type in the MML Project area.

According to the MML Technical Report Summary, mineralization at the MML Project occurs in the form of polymetallic nodules. The MML Technical Report Summary states that polymetallic nodule abundance and element grades vary throughout the MML Project area but are more consistent compared to the wider EEZ. “Nodule abundance” is described in the report as the weight of nodules per square meter because the nodules typically form on the seabed as a single layer several centimeters thick and therefore effectively constitute a two-dimensional deposit. According to the report, nodule abundance in the MML Project ranges from 0 to 50.8 kg/m2 and has an average abundance of 26.9 kg/m2, and nodule abundance is typically higher in areas of abyssal plains.

The polymetallic nodules in the Cook Islands are geochemically unique compared to other deposits because of their low manganese-to-iron ratios and elevated cobalt grades. The MML Technical Report Summary states that the average manganese-to-iron ratio is 0.83, which indicates that the nodules are formed via hydrogenetic processes. The report further states that this is supported by nodule morphology, including relatively smooth texture, and the low number of buried nodules recovered, with most nodules found on the surface of the seabed.

Mineral Resource Estimate

According to the MML Technical Report Summary, no mineral reserve estimate is reported for the MML Project. The MML Technical Report Summary discloses an Indicated Mineral Resource of 417 Mt wet nodules at an average abundance of 26.7 kg/m2 and an Inferred Mineral Resource of 102 Mt wet nodules at an average abundance of 26 kg/m2, each reported at a cut-off of 12.5 kg/m2. The average metal grades for the Indicated Mineral Resource are 0.49% cobalt, 0.15% copper, 18.9% iron, 15.6% manganese, and 0.27% nickel. The average metal grades for the Inferred Mineral Resource are 0.5% cobalt, 0.1% copper, 19% iron, 16% manganese, and 0.2% nickel. The MML Technical Report Summary states that the effective date of the Mineral Resource estimate is July 19, 2024.

The mineral resource estimate for the MML Project consists of declustered samples collected by JICA and during Research Cruise 1, as well as samples collected during Expedition 1, Leg 2 and Expedition 4 for which no sampling issues were indicated. The MML Technical Report Summary states that all samples were reprojected to UTM zone 4S, that reduced level was set to 0, and that no corrections were applied to the geochemical or nodule abundance data. The report further states that the estimate was completed using ordinary kriging, that validation methods included visual review and comparison of means as well as validation plots, and that sensitivity testing indicated the estimate to be robust. The MML Technical Report Summary expressly states that Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability.

Quality Control/Quality Assurance and Data Verification

The data supporting the EL3 license mineral resource estimate consist of historical exploration data collected by JICA and more recent exploration data collected by MML. According to the MML Technical Report Summary, the data quality objective for the MML Project was that the data be of a quality fit for the purpose of classifying at least Indicated Mineral Resources under the SEC Mining Rules. The MML Technical Report Summary states that quality assurance was focused on error prevention and establishing processes that are repeatable and self-checking, supported by technically sound and prescriptive procedures.

The MML Technical Report Summary states that MML employed documented procedures for sample collection, handling, processing and analysis, and that the quality assurance and quality control framework was designed to support reliable collection, recording, processing and validation of exploration data. According to the report, sample preparation involved onboard sample preparation after recovery, onboard and onshore processing of box core and freefall grab samples, and laboratory preparation and analysis at ALS Brisbane, which the report identifies as certified to ISO/IEC 17025:2017 and ISO 9001:2015. The report states that the analytical methods used for the MML Project were fit for purpose for the project’s objectives.

With respect to sample custody and security, the MML Technical Report Summary states that a strict chain-of-custody protocol was in place both at sea and onshore. According to the MML Technical Report

Summary, only one sample was allowed to be processed at a time, sealed sample bags were temporarily stored in the geology lab until photographed and logged, sub-samples removed for additional processing were tracked using chain-of-custody forms, and samples were stored at MML’s warehouse facility in Rarotonga until shipment to ALS Brisbane. The MML Technical Report Summary concludes that there was a low risk associated with sample security and chain of custody.

The MML Technical Report Summary also states that quality control and quality acceptance testing were applied across the exploration and analytical workflow, including review of location data, density and moisture data, primary sample quality, first split, nodule abundance, second split, third split and analytical process. The MML Technical Report Summary notes that video footage formed a critical part of the quality review process by allowing comparison between seafloor conditions at sampling locations and the recovered samples.

With respect to data verification, the MML Technical Report Summary states that RSC geologists, under the supervision of the Qualified Person, checked a representative number of samples from MML’s FileMaker database against scans of original deck logs and weighing log sheets and reviewed the video footage of the sampling for every freefall grab or box core sample to check sample quality and compare the observed seafloor conditions with the recovered samples. The report also states that RSC received a copy of the assay results directly from ALS and that those assay results were used to inform the mineral resource estimate. According to the MML Technical Report Summary, the data on which the mineral resources are based are verified and fit for the purpose of generating the mineral resource estimate.

For additional information regarding quality control/quality assurance and data verification applicable to the MML Project, see Sections 8 and 9 of the MML Technical Report Summary.

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

Our 2026-2027 business plan requires us to generate new cash inflows to effectively allow us to perform our planned projects. We continually plan to generate new cash inflows through the monetization of our equity stakes in seabed mineral companies, financings, syndications or other partnership opportunities. If cash inflow ever becomes insufficient to meet our projected business plan requirements, we would be required to follow a contingency business plan based on curtailed expenses and fewer cash requirements.

Our consolidated non-restricted cash balance at March 31, 2026 was $2.1 million. We have a working capital deficit at March 31, 2026 of $10.6 million. The total consolidated book value of our assets was approximately $13.4 million at March 31, 2026, which includes cash of $2.1 million.

The factors noted above raise doubt about our ability to continue as a going concern. Although we expect that the Transaction is likely to alleviate our going concern qualification, because consummation of the Transaction is subject to stockholder approval, and is outside management’s control, the substantial doubt about our ability to continue as a going concern has not been alleviated. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Results of Operations

The dollar values discussed in the following tables, except as otherwise indicated, are approximations to the nearest thousands and therefore do not necessarily sum in columns or rows. For more details refer to the Financial Statements in Part I, Item 1.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,		Change
Increase/(Decrease) (in thousands)	2026	2025	$	%

Total revenue	$23	$135	$(112)	(83.0)%
Marketing, general and administrative	5,753	1,788	$3,965	221.8%
Operations and research	680	572	$108	18.9%
Total operating expenses	$6,433	$2,361	$4,072	172.5%
Total other income	6,588	1,810	$4,778	264.0%
Net (loss) income	178	(416)	$594	(142.8)%
Net loss attributable to non-controlling interest	169	2,657	$(2,488)	(93.6)%
Net loss attributable to Odyssey Marine Exploration, Inc.	$347	$2,242	$(1,895)	(84.5)%

Revenue

The revenue generated in each period was a result of performing marine research and project administration services for our customers and related parties. Total revenue for the three months ended March 31, 2026 was approximately $23,000, a decrease of $0.1 million as compared to $0.1 million for the three months ended March 31, 2025. The decrease was primarily due to the expiration of the Services Agreement with CIC in the second quarter of 2025.

OML, to which we provided marine services in both periods, is a deep-sea mineral exploration company that we consider to be a related party (see Note 4 – Related Party Transactions). CIC, also a deep-sea mineral exploration company and a related party, was an additional customer in the three months ended March 31, 2025; the Services Agreement with CIC expired in the second quarter of 2025.

Operating Expenses

Marketing, general and administrative expenses primarily comprise all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses for the three months ended March 31, 2026 were $5.8 million, an increase of $4.0 million as compared to the three months ended March 31, 2025. The increase was primarily due to increased expenses in connection with the AOM Merger Agreement.

Operations and research expenses are primarily focused on deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses for the three months ended March 31, 2026 were $0.7 million, an increase of $0.1 million as compared to the three months ended March 31, 2025. The increase was primarily due to small increases in compensation, professional services and travel, partially offset by a small decrease in repairs and maintenance.

Total Other Income/Expense

Total other income/expenses were expenses of $6.6 million and income $1.8 million for the three months ended March 31, 2026 and 2025, respectively, resulting in a net income increase of $4.8 million. The increased expense was attributable to: (i) a $4.3 million increase in the change in fair value of derivative liabilities, relating primarily to the change in fair value of warrants and litigation financing and (ii) a $1.0 million decrease in interest expense, net of interest income; which were offset by (x) $0.4 million increased loss on equity method investments, and (y) a $85,053 increased foreign exchange expense.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any income taxes for the three months ended March 31, 2026 and 2025.

Non-Controlling Interest

The non-controlling interest adjustment for the three months ended March 31, 2026 was $0.2 million as compared to $2.7 million for the three months ended March 31, 2025. The substance of this adjustment is primarily due to the decrease in costs relating to permit fees and other standard operating costs.

Liquidity and Capital Resources

Discussion of Cash Flows

	Three Months Ended March 31,
(in thousands)	2026	2025

Summary of Cash Flows:
Net Cash Used In Operating Activities	$(3,832)	$(1,955)
Net Cash Provided By (Used In) Financing Activities	2,420	(377)
Net Decrease In Cash	$(1,412)	$(2,332)
Cash at Beginning of Period	3,516	4,792
Cash at End of Period	$2,104	$2,460

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $3.8 million, compared to cash used of $2.0 million for the three months ended March 31, 2025.

The net cash used in operating activities for the three months ended March 31, 2026 reflected a net income before non-controlling interest of $0.2 million. Cash provided by operating activities was adjusted primarily by non-cash items of $6.5 million, including: (i) $7.5 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants and litigation financing liability, (ii) $0.2 million of amortization of the finance liability, (iii) $0.3 million of director and consultant compensation paid in stock, (iv) $0.4 million of loss on equity method investment, and (v) other share-based compensation of $0.2 million. Other operating activities resulted in a decrease in working capital of $2.5 million. This $2.5 million decrease includes a $0.8 million increase to accounts payable, a $1.5 million increase to accrued expenses, and decreases of $0.0 million in accounts receivable and $0.2 million in other assets.

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

Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2026 and 2025.

Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2026 were $2.4 million, consisting primarily of $2.6 million of proceeds from the exercise of warrants and $74,538 of proceeds from the issuance of common stock, partially offset by $0.2 million of debt obligation payments and $0.1 million of payments on financing obligations.

Cash flows used in financing activities for the three months ended March 31, 2025 was $0.4 million, consisting primarily of $0.2 million of debt obligation payments, $0.1 million payments on sale-leaseback financing and $89,315 of offering costs paid on financings.

Other Cash Flow Areas

General Discussion

At March 31, 2026, we had cash and cash equivalents of $2.1 million, a decrease of $1.4 million from the December 31, 2025 balance of $3.5 million. Financial debt of the company was $4.9 million and $5.0 million at March 31, 2026 and December 31, 2025, respectively.

Financings

The Company’s consolidated loans payable consisted of the following carrying values at:

	March 31, 2026	December 31, 2025
Emergency Injury Disaster Loan	$150,000	$150,000
AFCO Insurance note payable	367,845	522,356
Finance liability (Note 16)	4,351,658	4,323,042
Total Loans payable	$4,869,503	$4,995,398
Less: Current portion of loans payable	(907,845)	(1,062,356)
Loans payable—long term	$3,961,658	$3,933,042

March 2023 Notes and March 2023 Warrants

On March 6, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “March 2023 Note Purchase Agreement”) with an institutional investor pursuant to which Odyssey issued and sold to the investor (a) a promissory note (the “March 2023 Note”) and (b) a warrant to purchase shares of our Common Stock (the “March 2023 Warrants”).

During the year ended December 31, 2025, all remaining indebtedness under the March 2023 Notes was converted into shares of the Company’s Common Stock. As a result, there were no outstanding March 2023 Notes as of December 31, 2025.

As of December 31, 2025, there were 2,502,966 March 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet. During the three months ended March 31, 2026, holders of the March 2023 Warrants exercised an aggregate of 2,238,416 warrants with exercise price of $1.10 for a total purchase price of $2,462,258, and 264,550 March 2023 Warrants expired unexercised. As of March 31, 2026, there were no March 2023 Warrants outstanding.

The change in fair value of the March 2023 Warrants for the three months ended March 31, 2026 and 2025 was a decrease of $1.0 million and a decrease of $1.0 million, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at March 31, 2026 and December 31, 2025 was zero and $2.2 million, respectively.

For the three months ended March 31, 2025, we incurred $0.4 million of interest expense from the amortization of the debt discount, and $27,386 of interest from the fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

December 2023 Notes and December 2023 Warrants

On December 1, 2023, Odyssey entered into a Note and Warrant Purchase Agreement (the “December 2023 Note Purchase Agreement”) with institutional investors pursuant to which we issued and sold to the investors (a) a series of promissory notes (the “December 2023 Notes”) and (b) two tranches of warrants to purchase shares of our Common Stock (the “December 2023 Warrants”).

During the year ended December 31, 2025, all remaining indebtedness under the December 2023 Notes was converted into shares of the Company’s Common Stock. As a result, there were no outstanding December 2023 Notes as of December 31, 2025.

As of December 31, 2025, there were 1,505,689 December 2023 Warrants outstanding. During the three months ended March 31, 2026, holders of the December 2023 Warrants exercised an aggregate of 140,442 warrants with exercise price of $1.23 for a total purchase price of $172,744. As of March 31, 2026, there were 1,365,247 December 2023 Warrants outstanding, which were recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet.

The change in fair value of the December 2023 Warrants for the three months ended March 31, 2026 and 2025 was a decrease of $1.7 million and a decrease of $0.4 million, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at March 31, 2026 and December 31, 2025, was $0.3 million and $2.1 million, respectively.

For the three months ended March 31, 2025, we recorded $0.1 million of interest expense from the amortization of the debt discount and $10,154 of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

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

The Company’s principal balance on the EIDL Loan was $0.2 million as of March 31, 2026 and December 31, 2025, and is recorded in Loans payable on the condensed consolidated balance sheets.

AFCO Insurance Note Payable

On November 1, 2025, we entered into a new premium finance agreement with AFCO, pursuant to which AFCO agreed to finance the D&O insurance premiums evidenced by the promissory note in the amount of $0.6 million to be repaid equally over an 11-month period, bearing interest at a rate of 6.11% per annum, maturing on October 31, 2026.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates since December 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and principal financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2026, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company may be subject to a variety of claims or suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

ITEM 1A. Risk Factors

Except for those described below related to the Proposed Merger with AOM, there have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Investors should consider such risk factors prior to making an investment decision with respect to the Company’s securities.

Risks Related to the Proposed Merger with AOM

Failure to complete the Merger could adversely affect our stock price and our future business and financial results.

The respective obligations of the parties to the Merger Agreement to complete the Merger are subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement. There can be no assurance that the conditions to completion of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not consummated for any reason, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•
we may experience negative reactions from the financial markets, including adverse effects on the trading price of our common stock, which could affect our ability to secure sufficient financing in the future on attractive terms (or at all) as a standalone company, and from our customers, vendors, regulators and employees;
•
we may be required to pay AOM a termination fee of $2.2 million if we fail to consummate the Merger under specified circumstances;
•
we will be required to pay certain expenses incurred in connection with the Merger, whether or not the Merger is completed;
•
the Merger Agreement places certain restrictions on the operation of our business prior to the closing of the Merger, and such restrictions, the waiver of which is subject to the consent of the other parties, may prevent us from making certain acquisitions, taking certain other specified actions, or otherwise pursuing business opportunities during the pendency of the Merger that we would have made, taken, or pursued if these restrictions were not in place; and
•
matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any proceeding to specifically enforce our obligations under the Merger Agreement. If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results, and stock price.

We may not realize the anticipated benefits and cost savings of the Merger.

Although we and AOM will continue to operate independently until the completion of the Merger, the success of the Merger will depend, in part, on our and AOM’s ability to realize the anticipated benefits and cost savings from combining our businesses. The parties’ ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

•
the parties’ ability to successfully combine their respective businesses;
•
the risk that the combined businesses will not perform as expected;
•
the extent to which the parties will be able to realize the expected synergies, which include realizing potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between both companies and leveraging scale, and creating value resulting from the combination of our and AOM’s businesses;
•
the possibility that the aggregate consideration being paid for AOM is greater than the value we will derive from the Merger;
•
the reduction of cash available for operations and other uses;
•
the assumption of known and unknown liabilities of AOM; and
•
the possibility of costly litigation challenging the Merger.

If we and AOM are not able to successfully integrate our businesses within the anticipated time frame, or at all, the anticipated cost savings, synergies, operational efficiencies and other benefits of the Merger may not be realized fully or may take longer to realize than expected, and the combined company may not perform as expected.

Integrating our business with AOM’s may be more difficult, time‑consuming, or costly than expected.

We and AOM have operated and, until completion of the Merger, will continue to operate, independently, and there can be no assurance that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of one or both companies’ ongoing businesses or unexpected integration issues, such as higher‑than‑expected integration costs and an overall post‑completion integration process that takes longer than originally anticipated.

In addition, at times, the attention of certain members of our management and AOM’s management, and the resources of each company, may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day‑to‑day business operations, which may disrupt ongoing operations and, consequently, the business of the combined company.

We and AOM will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and others may have an adverse effect on us or AOM and, consequently, on the combined company after the Closing. These uncertainties may impair our and AOM’s ability to retain and motivate key personnel and could cause customers, vendors and others that deal with us or AOM, as applicable, to defer or decline entering into contracts with us or AOM, or making other decisions concerning us or AOM, or to seek to change existing business relationships. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the Merger, our and AOM’s businesses could be harmed. Furthermore, the Merger Agreement places certain restrictions on the operation of our and AOM’s businesses prior to the Closing, which may delay or prevent us and AOM from undertaking certain actions or business opportunities that may arise prior to the consummation of the Merger.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied, the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed. In addition, the parties have the right to terminate the Merger Agreement under other specified circumstances, in which case the Merger would not be completed.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Merger will not be completed.

These conditions include, among others: (a) the absence of certain legal impediments, (b) the effectiveness of the registration statement on Form S‑4 relating to the Merger, (c) obtaining the required approvals of Odyssey and AOM stockholders with respect to the Merger, and (d) the approval of the listing on Nasdaq of the shares to be issued in the Merger. In addition, each party’s obligation to complete the Merger is subject to the accuracy of the other parties’ representations and warranties in the Merger Agreement, and the other parties’ compliance, in all material respects, with their respective covenants and agreements in the Merger Agreement.

The conditions to the Closing may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not consummated by October 8, 2026 (subject to extension by either us or AOM in certain circumstances, including an initial extension of two months and a further extension of 30 days if the extending party determines in good faith that the remaining closing conditions are capable of being satisfied), any party may choose not to proceed with the Merger. Moreover, the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger, before or after receipt of the required approval of our stockholders, and each party may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, we may incur substantial fees and expenses in connection with such termination and will not realize the anticipated benefits of the Merger.

Our stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Following completion of the Merger and related transactions, our current stockholders are expected to own approximately 6.7% of the combined company. Consequently, our stockholders, as a group, will have reduced ownership and voting power in the combined company compared to their current ownership and voting power in us and will be able to exercise less collective influence over our management and policies than they currently exercise.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for us to enter into alternative transactions. The Merger Agreement contains certain provisions that restrict, subject to certain exceptions, our ability to solicit or facilitate proposals from third parties with respect to transactions involving the financing or sale of our company or to provide non‑public information to, or otherwise participate or engage in discussions or negotiations with, third parties or take certain other actions that would reasonably be expected to lead to a third‑party acquisition proposal. Further, there are only limited exceptions to our board of directors’ agreement not to change its recommendation in favor of the Merger.

We and AOM will incur significant transaction and Merger‑related transition costs in connection with the Merger.

We and AOM expect that we will incur significant, non‑recurring costs in connection with consummating the Merger and integrating the operations of the two companies post‑Closing. We and/or AOM may incur additional costs to retain key employees. We and/or AOM will also incur significant fees and expenses relating to financing arrangements and legal services (including any costs that would be incurred in defending against any potential class action lawsuits and derivative lawsuits in connection with the Merger if any such proceedings are brought), accounting, and other fees and costs associated with consummating the Merger. Some of these costs are payable regardless of whether the Merger is completed.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

OML Equity Exchange Agreement

As previously disclosed, on April 8, 2026, in connection with the Merger Agreement, Odyssey, OML, and certain of the members of OML (the “OML Members”) entered into an equity exchange agreement (the “OML Equity Exchange Agreement”), which provides that, on or prior to May 6, 2026, OML Members may elect to exchange their OML Units for shares of Odyssey Common Stock as soon as practicable after the effective date of the Proposed Merger. In exchange for their OML Units, Odyssey will deliver to each of the OML Members a number of shares of Odyssey Common Stock equal to the number of OML Units such OML Member elects to exchange multiplied by a fraction, the numerator of which is $20.45, being the agreed value per unit of OML Units, and the denominator of which is $1.10 (as may be adjusted for any reverse stock split of Odyssey Common Stock), being the price per share of Odyssey Common Stock to be paid by investors in the PIPE Financing, subject to further adjustment in certain circumstances.

As of the date of this Quarterly Report on Form 10-Q, OML Members have agreed to exchange an aggregate 4,877,900 OML Units for 90,684,596 shares of Odyssey Common Stock (without giving effect to any reverse stock split or other adjustment).

CIC Equity Exchange Agreement

As previously disclosed, on April 8, 2026, in connection with the Merger Agreement, Odyssey, CIC, and certain of the stockholders of CIC (the “CIC Stockholders”) entered into an equity exchange agreement (the “CIC Equity Exchange Agreement”), which provides that CIC Stockholders may elect to exchange their shares of common stock of CIC (“CIC Shares”) for shares of Odyssey Common Stock on or prior to May 6, 2026 (as extended for two CIC Stockholders) as soon as practicable after the effective date of the Proposed Merger. In exchange for their CIC Shares, Odyssey will deliver to each of the CIC Stockholders a number of shares of Odyssey Common Stock equal to the number of CIC Shares such CIC Stockholder wishes to exchange multiplied by a fraction, the numerator of which is $1.22, being the agreed value per CIC Share, and the denominator of which is $1.10 (as may be adjusted for any reverse stock split of Odyssey Common Stock), being the price per share of Odyssey Common Stock paid by investors in the PIPE Financing, subject to further adjustment in certain circumstances and certain limits to comply with the applicable listing rules.

As of the date of this Quarterly Report on Form 10-Q, CIC Stockholders have agreed to exchange an aggregate 39,403,671 CIC Shares for 43,702,254 shares of Odyssey Common Stock (without giving effect to any reverse stock split or other adjustment), and, if the elections of the two CIC Stockholders that received extensions as described above are completed, an additional 1,500,000 CIC Shares would be exchanged for 1,663,637 shares of Odyssey Common Stock.

The shares of Odyssey Common Stock issuable pursuant to the OML Equity Exchange Agreement and the CIC Equity Exchange Agreement are expected to be issued in transactions exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
2.1+	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 8, 2026).
10.1+	Amended and Restated JV Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2026).
10.2+	Form of AOM PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2026).
10.3+	Form of AOM PIPE Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 8, 2026).
10.4+	Form of Odyssey Note Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 8, 2026).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Furnished herewith
+	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: May 12, 2026	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer