Form 10-Q/A
period 2026-03-31
ODYSSEY MARINE EXPLORATION INC
filed 2026-05-13
CIK 798528

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

Odyssey Marine Exploration, Inc.

Form 10-Q/A

(Amendment No. 1)

For the Quarter Ended March 31, 2026

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Odyssey Marine Exploration, Inc. (the “Company”) for the quarter ended March 31, 2026, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 12, 2026 (the “Original Filing”).

This Amendment is being filed to revise Part II “Item 6. Exhibits” to include Exhibits 10.5, 10.6, 10.7 and 10.8, which were inadvertently omitted from the Original Filing.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934 (the “Exchange Act”), a new certification by the Company’s principal executive officer and principal financial officer is filed herewith as Exhibits 31.2, to this Amendment under Item 6, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. This Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

ITEM 6. Exhibits

Exhibit Number	Description
2.1+	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 8, 2026).
10.1+	Amended and Restated JV Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2026).
10.2+	Form of AOM PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2026).
10.3+	Form of AOM PIPE Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 8, 2026).
10.4+	Form of Odyssey Note Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 8, 2026).
10.5*	Form of CIC Equity Exchange Agreement
10.6*	Form of CIC Ltd Option Agreement
10.7*	CIC LLC Option Agreement
10.8*	Form of OML Equity Exchange Agreement
31.1@	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1@	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Furnished herewith
+	Previously filed
@	Filed or furnished with the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: May 13, 2026	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer