Form 10-K/A
period 2025-12-31
ODYSSEY MARINE EXPLORATION INC
filed 2026-08-05
CIK 798528

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

EXPLANATORY NOTE
Odyssey Marine Exploration, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form
10-K/A
(this “Amendment No. 2”) to amend its Annual Report on Form
10-K
for the fiscal year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026 (the “Original Filing”), as amended by the Amendment to Annual Report on Form 10-K/A, filed with the SEC on July 1, 2026 (“Amendment No. 1”). Capitalized terms not otherwise defined in this Amendment No. 2 shall have the same meanings assigned to such terms in the Original Filing.
We are filing this Amendment No. 2 in response to a comment letter from the SEC, dated July 24, 2026, in connection with its review of Amendment No. 1. The sole purpose of this Amendment No. 2 is to amend and restate in its entirety the disclosure in Part I, Item 2, “Properties,” to revise the disclosure regarding our mineral exploration projects to (a) clearly distinguish between material and non-material
properties and provide the information required by Items 1303 and 1304 of Regulation
S-K
and (b) include disclosure regarding our exploration program internal controls as required by Item 1305 of Regulation
S-K.
As required by Rule
12b-15
under the Exchange Act, a new certification by the Company’s principal executive officer and principal financial officer are filed herewith as Exhibit 31.3 to this Amendment No. 2 pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. As no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, because this Amendment No. 2 does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as described above, this Amendment No. 2 does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this Amendment No. 2 does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing. As such, information not affected by this Amendment No. 2 remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and other filings of the Company with the Securities and Exchange Commission.

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

The table below provides, in accordance with Item 1303 of Regulation S-K, an overview of the mineral properties in which the Company holds an indirect economic interest as of December 31, 2025.

Project	Location	Indirect Economic Interest	Primary Mineral	Stage of Property	Materiality

CIC Project	Cook Islands EEZ	Approximate 15.7% equity interest in CIC Limited, which holds an exploration license issued by the Cook Islands Seabed Minerals Authority (the “SBMA”).	Polymetallic nodules	Exploration	Material

1

OML Project	Cook Islands EEZ	Approximate 7.0% equity interest in Ocean Minerals, LLC, which holds an exploration license issued by the SBMA.	Polymetallic nodules	Exploration	Material

Lihir Gold Project	Papua New Guinea EEZ	Approximate 85.6% interest in Bismarck Mining Corporation, Ltd, which, holds the exploration license	Gold deposits	Exploration	Not Material

Chatham Rock Phosphate	New Zealand EEZ	Approximate 1.0% interest in Chatham Rock Phosphate, which holds a mining permit	Rock phosphate	Exploration	Not Material

Neptune Minerals	Papua New Guinea EEZ	Approximate 14.0% interest in Neptune Minerals Inc., which holds a minority interest in the Lihir Gold Project	Gold deposits	Exploration	Not Material

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Dated: August 4, 2026	By:	/S/ Mark D. Gordon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ Mark D. Gordon	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) and Chairman of the Board	August 4, 2026
Mark D. Gordon

/S/ John D. Longley	President and Chief Operating Officer	August 4, 2026
John D. Longley

/S/ Jon D. Sawyer	Director	August 4, 2026
Jon D. Sawyer

/S/ Todd E. Siegel	Director	August 4, 2026
Todd E. Siegel

/S/ Mark B. Justh	Lead Director	August 4, 2026
Mark B. Justh

/S/ Larissa Pommeraud	Director	August 4, 2026
Larissa Pommeraud

4

EXHIBITS INDEX

Exhibit Number	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended February 28, 2001)

3.2	Certificate of Amendment filed with the Nevada Secretary of State on June 6, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed June 7, 2011)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed February 19, 2016)

3.4	Certificate of Change filed with the Nevada Secretary of State on February 18, 2016 (incorporated by reference to Exhibit 3.2 to the Company’s Report on Form 8-K filed February 19, 2016)

3.5	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K dated February 28, 2006)

3.6	Amendment to Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 8-K filed August 15, 2017)

4.1	Reference is hereby made to Exhibits 3.1 through 3.6.

4.2	Note and Warrant Purchase Agreement dated December 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed December 4, 2023).

4.3	Form of Promissory Note dated December 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed December 4, 2023).

4.4	Form of Tranche I Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed December 4, 2023).

4.5	Form of Tranche II Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Report on Form 8-K filed December 4, 2023).

4.6	Registration Rights Agreement dated December 1, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Report on Form 8-K filed December 4, 2023).

4.7	Form of Warrant Agreement between the Company and each investor named therein (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed June 10, 2022).

4.8	Form of Equity Exchange Agreement among Odyssey Marine Exploration, Inc. and the members of Ocean Minerals, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed June 5, 2023).

4.9	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K dated May 17, 2024).

10.1†	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Report on Form 8-K dated August 3, 2005)

10.2†	Employment Agreement dated August 7, 2014, between the Company and Mark D. Gordon (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.3†	2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K dated January 2, 2015)

10.4†	2019 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A dated April 24, 2019).

10.5	Note and Loan Agreement dated April 16, 2020, between Odyssey Marine Exploration, Inc. and Fifth Third Bancorp (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed April 22, 2020).

10.6	Loan Authorization, Note and Security Agreement dated May 16, 2020 and executed on June 26, 2020 between Odyssey Marine Exploration, Inc. and the U.S. Small Business Administration (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 30, 2020).

10.7	Third Amended and Restated International Claims Enforcement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 17, 2021).

10.8	Form of Subscription Agreement between the Company and each investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 10, 2022).

10.9	Note and Warrant Purchase Agreement dated March 6, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed March 10, 2023).

10.10	Promissory Note dated March 6, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K filed March 10, 2023).

10.11	Unit Purchase Agreement, dated June 4, 2023, among Odyssey Marine Exploration, Inc., Odyssey Minerals Cayman Limited, and Ocean Minerals, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K filed June 5, 2023).

10.12	Form of Contribution Agreement among Odyssey Marine Exploration, Inc., Odyssey Minerals Cayman Limited, and Ocean Minerals, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Report on Form 8-K filed June 5, 2023).

10.13	Note and Warrant Purchase Agreement dated December 1, 2023 (incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.14	Form of Promissory Note dated December 1, 2023 (incorporated by reference Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.15	Form of Tranche I Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.16	Form of Tranche II Warrant to Purchase Common Stock dated December 1, 2023 (incorporated by reference Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.17	Registration Rights Agreement dated December 1, 2023 (incorporated by reference Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 4, 2023).

10.18	Form of Amended and Restated Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

10.19	Executive Compensation Plan dated July 8, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2024).

10.20	Executive Severance Plan dated August 5, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 8, 2024).

10.21	Securities Purchase Agreement dated December 23, 2024 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.22	Registration Rights Agreement dated December 23, 2024 (incorporated by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.23	Amendment to Note and Warrant Purchase Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.03 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.24	Amended and Restated Convertible Promissory Note dated December 20, 2024 (incorporated by reference to Exhibit 10.04 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.25	Amendment to Warrant to Purchase Common Stock dated December 20, 2024 (incorporated by reference to Exhibit 10.05 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.26	Registration Rights Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.06 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.27	Amendment to Note and Warrant Purchase Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.07 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.28	Amended and Restated Convertible Promissory Note dated December 20, 2024 (incorporated by reference to Exhibit 10.08 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.29	Amendment to Warrant to Purchase Common Stock dated December 20, 2024 (incorporated by reference to Exhibit 10.09 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.30	Registration Rights Agreement dated December 20, 2024 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed December 23, 2024).

10.31	Joint Venture Agreement dated December 23, 2024 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed December 23, 2024).

19.1+	Insider Trading Policy

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Grant Thornton LLP, Independent Accountants

23.2+	Consent of RSC Consulting Ltd.

23.3+	Consent of RSC Consulting Ltd.

23.4+	Consent of Consent of Dr. Simon Nielsen, QP

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2026)

31.2+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Amendment to Annual Report on Form 10-K/A, filed with the SEC on July 1, 2026)

31.3*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350

97.1+	Executive Officer Clawback Policy

101.1	Inline XBRL taxonomy Extension Schema with embedded Linkbase documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101.1)

*	Filed herewith
+	Previously filed
#	Previously furnished
†	Management contract or compensatory plan.