Form 10-Q
period 2026-06-30
ODYSSEY MARINE EXPLORATION INC
filed 2026-08-11
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), as of August 7, 2026 was 58,691,389.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,348,104	$3,515,881
Accounts receivable, related party	129,389	67,323
Other current assets	436,722	772,616
Total current assets	2,914,215	4,355,820

NON-CURRENT ASSETS
Investment in unconsolidated entities	7,691,337	8,818,748
Option to purchase equity securities in related party	334,974	334,974
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	439,009	474,816
Other non-current assets	34,295	34,295
Total assets	$13,235,081	$15,839,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$4,968,965	$770,750
Accrued expenses	10,330,366	9,846,020
Loans payable, current portion	9,781,952	1,062,356
Total current liabilities	25,081,283	11,679,126

LONG-TERM LIABILITIES
Loans payable	150,000	3,933,042
Warrant liabilities	795,350	12,150,360
Litigation financing	66,800,274	63,287,048
Deferred contract liability	334,974	334,974
Total liabilities	93,161,881	91,384,550

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.0001 par value; 24,984,166 shares authorized; none issued and outstanding	—	—
Common stock – $0.0001 par value; 75,000,000 shares authorized; 58,691,389 and 55,771,913 issued and outstanding	5,869	5,577
Additional paid-in capital	290,738,960	285,869,928
Accumulated deficit	(332,486,649)	(323,524,208)
Total stockholders’ deficit before non-controlling interest	(41,741,820)	(37,648,703)
Non-controlling interest	(38,184,980)	(37,895,943)
Total stockholders’ deficit	(79,926,800)	(75,544,646)
Total liabilities and stockholders’ deficit	$13,235,081	$15,839,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Marine services	$59,333	$135,000	$81,833	$270,000
Operating lease income, related party	18,522	$—	18,522	—
Total revenue	77,855	135,000	100,355	270,000

OPERATING EXPENSES
Marketing, general and administrative	7,090,292	3,812,744	12,843,045	5,601,084
Operations and research	675,971	697,566	1,356,313	1,269,875
Total operating expenses	7,766,263	4,510,310	14,199,358	6,870,959
LOSS FROM OPERATIONS	(7,688,408)	(4,375,310)	(14,099,003)	(6,600,959)

OTHER INCOME (EXPENSE)
Interest income	1,893	45,267	5,249	106,757
Interest expense	(214,552)	(1,249,410)	(386,821)	(2,431,698)
Loss on equity method investment	(277,424)	(249,244)	(699,911)	(318,108)
Change in derivative liabilities fair value	(999,138)	(10,684,824)	6,489,067	(7,461,886)
Other	(251,725)	(625,976)	(560,059)	(849,257)
Total other (expense) income	(1,740,946)	(12,764,187)	4,847,525	(10,954,192)
LOSS BEFORE INCOME TAXES	(9,429,354)	(17,139,497)	(9,251,478)	(17,555,151)

Income tax (provision) benefit	—	—	—	—
NET LOSS	(9,429,354)	(17,139,497)	(9,251,478)	(17,555,151)
Net loss attributable to non-controlling interest	119,567	2,291,534	289,037	4,948,758
NET LOSS attributable to Odyssey Marine Exploration, Inc.	$(9,309,787)	$(14,847,963)	$(8,962,441)	$(12,606,393)

NET LOSS PER SHARE
Basic	$(0.16)	$(0.48)	$(0.16)	$(0.42)
Diluted	$(0.16)	$(0.48)	$(0.16)	$(0.42)
Weighted average number of common shares outstanding:
Basic	58,587,436	30,750,588	57,648,338	29,931,163
Diluted	58,587,436	30,750,588	57,648,338	29,931,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT – Unaudited

	Three Months Ended June 30, 2026
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at March 31, 2026	58,368,659	$5,837	$290,389,881	$(323,176,862)	$(38,065,413)	$(70,846,557)
Share-based compensation	—	—	139,805	—	—	139,805
Employees stock options exercised and RSUs vested	168,582	17	59,906	—	—	59,923
Director compensation paid in stock	154,148	15	149,368	—	—	149,383
Net loss	—	—	—	(9,309,787)	(119,567)	(9,429,354)
Balance at June 30, 2026	58,691,389	$5,869	$290,738,960	$(332,486,649)	$(38,184,980)	$(79,926,800)

	Three Months Ended June 30, 2025
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at March 31, 2025	29,161,833	$2,917	$264,246,813	$(278,197,453)	$(65,495,834)	$(79,443,557)
Share-based compensation	—	—	45,742	—	—	45,742
Consultant compensation paid in stock	225,000	22	51,617	—	—	51,639
Director compensation paid in stock	36,404	4	14,580	—	—	14,584
Equity exchange in connection with Mexican corporate transactions	—	—	2,229,557	—	—	2,229,557
Changes in ownership interest in a subsidiary	—	—	(30,327,887)	—	30,327,887	—
Common stock issued for warrants exercised	460,000	46	1,121,639	—	—	1,121,685
Common stock issued in connection with Securities Purchase Agreement, net of equity issuance costs	2,601,595	260	2,853,673	—	—	2,853,933
Net income/(loss)	—	—	—	(14,847,963)	(2,291,534)	(17,139,497)
Balance at June 30, 2025	32,484,832	$3,249	$240,235,734	$(293,045,416)	$(37,459,481)	$(90,265,914)

	Six Months Ended June 30, 2026
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at December 31, 2025	55,771,913	$5,577	$285,869,928	$(323,524,208)	$(37,895,943)	$(75,544,646)
Share-based compensation	—	—	290,777	—	—	290,777
Employees stock options exercised and RSUs vested	348,582	35	134,428	—	—	134,463
Director compensation paid in stock	192,036	19	440,764	—	—	440,783
Warrants exercised and measured fair value	—	—	1,368,300	—	—	1,368,300
Proceeds from warrants exercised	2,378,858	238	2,634,763	—	—	2,635,001
Net loss	—	—	—	(8,962,441)	(289,037)	(9,251,478)
Balance at June 30, 2026	58,691,389	$5,869	$290,738,960	$(332,486,649)	$(38,184,980)	$(79,926,800)

	Six Months Ended June 30, 2025
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at December 31, 2024	28,825,333	$2,883	$264,191,579	$(280,439,023)	$(62,838,610)	$(79,083,171)
Share-based compensation	—	—	91,484	—	—	91,484
Consultant compensation paid in stock	261,500	26	147,754	—	—	147,780
Director compensation paid in stock	36,404	4	17,280	—	—	17,284
Equity exchange in connection with Mexican corporate transactions	—	—	2,229,557	—	—	2,229,557
Changes in ownership interest in a subsidiary	—	—	(30,327,887)	—	30,327,887	—
Common stock issued for warrants exercised	460,000	46	1,121,639	—	—	1,121,685
Common stock issued in connection with Securities Purchase Agreement, net of equity issuance costs	2,901,595	290	2,764,328	—	—	2,764,618
Net income (loss)	—	—	—	(12,606,393)	(4,948,758)	(17,555,151)
Balance at June 30, 2025	32,484,832	$3,249	$240,235,734	$(293,045,416)	$(37,459,481)	$(90,265,914)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,251,478)	$(17,555,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Services provided to unconsolidated entities	(81,833)	(270,000)
Depreciation	35,807	38,713
Financing fees amortization	—	74,893
Amortization of finance liability	330,190	321,382
Amortization of deferred discount	—	876,293
Note payable interest accretion	—	1,116,730
Note interest paid-in-kind (“PIK”)	—	1,092,686
Share-based compensation	290,777	91,484
Director and consultant compensation paid in stock	440,783	165,064
Loss on equity method investment	699,911	318,108
Equity exchange in connection with Mexican corporate transactions	—	2,229,557
Change in fair value of derivative liabilities	(6,489,067)	7,461,886
Changes in operating assets and liabilities:
Accounts receivable, related party	(2,733)	218,448
Other assets	335,894	271,164
Accounts payable	4,198,214	(104,859)
Accrued expenses and other	990,552	(279,720)
NET CASH USED IN OPERATING ACTIVITIES	(8,502,983)	(3,933,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity issuance costs	—	(97,135)
Payment of debt obligations	(364,258)	(307,611)
Proceeds from warrants exercised	2,635,001	506,000
Proceeds from exercise of stock options	134,463	—
Proceeds from issuance of common stock	—	2,861,754
Payment on financing obligations	(270,000)	(270,000)
Proceeds from AOM Senior Secured Notes	5,200,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,335,206	2,693,008

NET DECREASE IN CASH	(1,167,777)	(1,240,314)
CASH AT BEGINNING OF PERIOD	3,515,881	4,791,743
CASH AT END OF PERIOD	$2,348,104	$3,551,429

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Director and consultant compensation paid in stock	$440,783	$165,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Odyssey Marine Exploration, Inc. and subsidiaries (the “Company,” “Odyssey,” “us,” “we” or “our”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2025.

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of these interim condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year. Certain immaterial corrections of prior year amounts have been made to conform to the current period presentation; these corrections did not have an impact on the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of changes in stockholders’ deficit or condensed consolidated statements of cash flows.

Merger Agreement with American Ocean Minerals

On April 8, 2026, Odyssey, an Odyssey subsidiary (“Merger Sub”), and American Ocean Minerals Corporation (“AOM”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into AOM, with AOM surviving the proposed merger and becoming a direct, wholly owned subsidiary of Odyssey (the “Merger”). The time at which the Merger is consummated is referred to in this report as the “Effective Time.” The Merger is expected to be completed in the third quarter of 2026, subject to Odyssey stockholders’ approval.

The Merger values the combined company at approximately $900 million and includes a private placement of $156 million from prominent institutional and strategic investors, as well as a $75 million pre-public financing completed in February 2026 by AOM.

Certain Agreements Related to the Merger

AOM Bridge Financing

In February 2026, AOM entered into a bridge subscription agreement to complete a private placement of convertible debentures that generated gross proceeds of approximately $75.6 million (“AOM Bridge Subscription Agreement”). The debentures automatically convert into AOM common shares upon certain qualifying liquidity events, including the Merger. Because such shares would participate in the exchange of AOM equity interests pursuant to the Merger Agreement, the conversion of the debentures may affect the number of Odyssey shares ultimately issued in connection with the Merger. Following conversion, such shares would participate in the exchange of AOM equity interests contemplated by the Merger Agreement and will be included in the capitalization of AOM immediately prior to the closing of the Merger.

AOM PIPE Subscription Agreement

Concurrently with the execution and delivery of the Merger Agreement, AOM and Odyssey entered into a securities purchase agreement (the “AOM PIPE Subscription Agreement” and, together with the AOM Bridge Subscription Agreements, the “Subscription Agreements”) with certain third-party investors (the “AOM PIPE Investors”), pursuant to which the AOM PIPE Investors committed to provide aggregate financing in the amount of $156.0 million (the “AOM PIPE Investment”), on the terms and subject to the conditions set forth in the AOM PIPE Subscription Agreement and the related warrants to be entered into at the closing of the AOM PIPE Investment (the “AOM PIPE Warrants”). The AOM PIPE Investment is to be effected through the subscription for and purchase of (a) shares of AOM common stock, which shares will, pursuant to the AOM PIPE Subscription Agreement, be issued immediately prior to the Effective Time, such that the AOM PIPE Investors will become stockholders of AOM immediately prior to the consummation of the Merger, and (b) AOM PIPE Warrants.

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

The Odyssey Note Purchase Agreement also provides that, at AOM’s option, AOM may purchase from Odyssey one or more additional secured promissory notes (the “Pre-Closing Odyssey Notes” and, together with the Initial Odyssey Note, the “AOM Senior Secured Notes”) in an aggregate amount of up to $5.0 million for a total aggregate amount of up to $10.0 million under the AOM Senior Secured Notes). Odyssey’s obligations under the AOM Senior Secured Notes will be secured by a security interest in substantially all of Odyssey’s assets.

At an initial closing on May 12, 2026, AOM paid Odyssey a portion of the AOM Senior Secured Notes in the amount of $2.5 million. As of June 30, 2026, $5.2 million has been funded under the AOM Senior Secured Notes.

The principal amount of the AOM Senior Secured Notes bear interest at the rate of 8.0% per annum. Odyssey will pay accrued interest on a quarterly basis by capitalizing each quarterly interest payment as additional principal. All outstanding principal and accrued interest will be due and payable in full on the earlier of April 8, 2027, or upon the consummation of the Merger. Upon an event of a default on the interest payments, the principal and any accrued interest will thereafter accrue interest at the rate of 11.0% per annum until paid in full. Refer to Note 9, Loans Payable, for additional information regarding borrowings under the Odyssey Note Purchase Agreement, amounts outstanding, and the related accounting treatment.

OML Equity Exchange Agreement

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

As of May 6, 2026, OML Members have agreed to exchange an aggregate 4,877,900 OML Units for 90,684,596 shares of Odyssey Common Stock (without giving effect to any reverse stock split or other adjustment), representing approximately 75.9% of the total OML Units outstanding and the remaining OML Units held by either Odyssey or AOM. Because the agreement remains unexercised, no asset or liability related to these agreements has been recognized.

CIC Equity Exchange Agreement

On April 8, 2026, in connection with the Merger Agreement, Odyssey, CIC Limited, and certain of the stockholders of CIC (the “CIC Stockholders”) entered into an equity exchange agreement (the “CIC Equity Exchange Agreement”), which provides that CIC Stockholders may elect to exchange their shares of common stock of CIC (“CIC Shares”) for shares of Odyssey Common Stock on or prior to May 6, 2026 (as extended for two CIC Stockholders), as soon as practicable after the effective date of the Merger. In exchange for their CIC Shares, Odyssey will deliver to each of the CIC Stockholders a number of shares of Odyssey Common Stock equal to the number of CIC Shares such CIC Stockholder wishes to exchange multiplied by a fraction, the numerator of which is $1.22, being the agreed value per CIC Share, and the denominator of which is $1.10 (as may be adjusted for any reverse stock split of Odyssey Common Stock), being the price per share of Odyssey Common Stock paid by investors in the PIPE Financing, subject to further adjustment in certain circumstances and certain limits to comply with the applicable listing rules.

As of May 6, 2026, CIC Stockholders have agreed to exchange an aggregate 39,356,869 CIC Shares for 43,650,346 shares of Odyssey Common Stock (without giving effect to any reverse stock split or other adjustment), representing approximately 29.8% of the total CIC Shares outstanding. If the elections of the two CIC Stockholders that received extensions as described above are completed, an additional 1,500,000 CIC Shares would be exchanged for 1,663,637 shares of Odyssey Common Stock. Because the agreement remains unexercised, no asset or liability related to these agreements has been recognized.

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

The valuation of CIC Limited on any date on which Odyssey exercises the CIC Limited Option will be (a) $200.0 million, if the applicable exercise date is prior to the approval, by the Cook Islands Seabed Mineral Authority (the “SBMA”), of a pre-feasibility study, or (b) $225.0 million, if the applicable exercise date is after the approval of such pre-feasibility study and before the issuance, by the SBMA, of a trial harvesting license, or (c) $300.0 million, if the applicable exercise date is after the issuance of such trial harvesting license. The purchase price payable in connection with the exercise of the CIC Limited Option granted to Odyssey will be payable by Odyssey in a combination of (a) cash and (b) shares of Odyssey Common Stock, in such amounts and proportions as determined by Odyssey in its sole and absolute discretion. Because the agreement remains unexercised, no asset or liability related to these agreements has been recognized.

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

The valuation of CIC Limited on any date on which Odyssey exercises the CIC LLC Option will be (a) $200.0 million, if the applicable exercise date is prior to the approval, by the SBMA, of a pre-feasibility study, or (b) $225.0 million, if the applicable exercise date is after the approval of such pre-feasibility study and before the issuance, by the SBMA, of a trial harvesting license, or (c) $300.0 million, if the applicable exercise date is after the issuance of such trial harvesting license. The purchase price payable in connection with the exercise of the CIC LLC Option granted to Odyssey will be payable by Odyssey in a combination of (a) cash and (b) Odyssey’s common stock, in such amounts and proportions as determined by Odyssey in its sole and absolute discretion; provided that the cash portion of the purchase price of the option will be not less than $20.0 million; and provided, further, that the minimum cash portion will be reduced, on a dollar-for-dollar basis, by the aggregate amount of payments received by CIC LLC under the CIC LLC Note Purchase Agreement. For further information, please see the section entitled “ - CIC LLC Note Purchase Agreement.” Because the agreement remains unexercised, no asset or liability related to these agreements has been recognized.

Support Agreements

Odyssey Support Agreements

On April 8, 2026, in accordance with the Merger Agreement, Odyssey, AOM and certain stockholders of Odyssey (the “Odyssey Support Stockholders”), being the directors and certain officers of Odyssey who hold shares of Odyssey Common Stock together with certain other Odyssey stockholders, entered into support agreements (collectively, the “Odyssey Support Agreements”) pursuant to which each Odyssey Support Stockholder agreed that at any meeting of the stockholders of Odyssey, each Odyssey Support Stockholder will (a) cause its voting shares of Odyssey to be counted as present thereat for the purpose of establishing a quorum, and (b) vote, or cause to be voted, all of its voting shares of Odyssey (a) in favor of the Nasdaq Proposal, the Charter Proposal, the Golden Parachute Compensation Proposal, and any other proposal, action or matter necessary or advisable to consummate the transactions contemplated by the Merger Agreement, (b) in favor of any proposal to adjourn or postpone any meeting of the stockholders of Odyssey if there are insufficient votes to approve such matters at the time any such meeting is held, and (c) against any transaction, reorganization or action that would reasonably be expected to impede or interfere with the transactions contemplated by the Merger Agreement or the Odyssey Support Agreements, or any change in Odyssey’s corporate structure or business, except as expressly permitted by the Merger Agreement. Certain Odyssey Support Stockholders also agreed to customary restrictions on any transfers of voting shares of Odyssey, subject to customary exceptions. Any transfer in violation of these restrictions will be null and void. The Odyssey Support Agreements will terminate upon the earliest to occur of: (i) the Effective Time; (ii) the termination of the Merger Agreement in accordance with its terms; (iii) the mutual written consent of the parties; (iv) the time that the Odyssey Board effects an Adverse Recommendation Change in accordance with the Merger Agreement; or (v) any amendment or modification of any provision of the Merger Agreement that increases the amount or changes the form of the Merger Consideration in any material respect and is not approved by the Special Transaction Committee.

AOM, the AOM Bridge Investors, and the Support Stockholders

AOM, Odyssey, certain directors, officers and founding stockholders of AOM (the “AOM Support Stockholders”) entered into a support agreement (the “AOM Support Agreement”) pursuant to which each AOM Support Stockholder agreed that at any meeting of the stockholders of AOM, each AOM Support Stockholder will (a) cause its voting shares of AOM to be counted as present thereat for the purpose of establishing a quorum, and (b) vote, or cause to be voted, all of its voting shares of AOM, (i) in favor of the Merger, the adoption and approval of the Merger Agreement, and any other proposal, action, or matter necessary or advisable to consummate the Merger and any other transactions contemplated by the Merger Agreement, (ii) in favor of any proposal to adjourn or postpone any meeting of the stockholders of AOM, if there are insufficient votes to approve such matters at the time any such meeting is held, and (iii) against, any transaction, reorganization, or action that would reasonably be expected to impede or interfere with the Merger, the Merger Agreement, or the transactions contemplated by the Merger Agreement or the AOM Support Agreement, or any change in AOM’s corporate structure or business except, as expressly permitted by the Merger Agreement. Each AOM Support Stockholder also agreed to customary restrictions on any transfers of any voting shares of AOM, subject to customary exceptions. Any transfer that violates these restrictions will be null and void.

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

Our consolidated non-restricted cash balance at June 30, 2026 was $2.3 million. We have a working capital deficit at June 30, 2026 of $22.2 million. The total consolidated book value of our assets was approximately $13.2 million at June 30, 2026, which includes cash of $2.3 million.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, both domestic and international. Equity investments in which we exercise significant influence but do not control and of which we are not the primary beneficiary are accounted for using the equity method. All significant intercompany and intracompany transactions and balances have been eliminated. The portion of amounts attributable to consolidated subsidiaries not wholly owned by the Company and any related activity is reflected as non-controlling interest in the consolidated balance sheets as net (loss) income attributable to non-controlling interest in the consolidated statements of operations. The results of operations attributable to the non-controlling interests are presented within equity and net (loss) income and are shown separately from the Company’s equity and net (loss) income attributable to the Company. Some of the existing intercompany balances, which are eliminated upon consolidation, include features allowing the liabilities of Exploraciones Oceánicas S. de R.L. de CV (“ExO”) and Oceánica Resources, S. de R.L. (“Oceanica”), majority owned subsidiaries of the Company, to be converted into additional equity of a subsidiary, which, if exercised, could increase the Company’s direct or indirect interest in the non-wholly owned subsidiaries. During the second quarter of 2025, the Company converted these intercompany balances into equity interests of Oceánica Resources México, S. de R.L. de C.V., a Mexican company (“ORM”). Refer to Note 6 – Joint Venture for additional information.

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

Operating Lease Revenue

During the three and six months ended June 30, 2026, the Company entered into an agreement with Kiva Marine Limited (“Kiva”), a subsidiary of OML (as defined below) and therefore a related party, that provides Kiva the right to use two autonomous benthic mini-landers during a deployment period of June through October 2026. Management concluded that the agreement contains an operating lease under ASC 842 and that certain mobilization, training, technical support and related services represent separate non-lease components accounted for under ASC 606.

The lease component of the agreement is recognized as operating lease income on a straight-line basis over the lease term. The non-lease service components are recognized as revenue as the related performance obligations are satisfied. Lease income recognized during the three and six months ended June 30, 2026 amounted to $18,522 and is recorded as Operating lease income, related party in the condensed consolidated financial statements.

Bismarck Exploration License

The Company follows the guidance in Financial Accounting Standards Board (“FASB”) ASC 350, Intangibles-Goodwill and Other (“ASC 350”) in accounting for the exploration license held by Bismarck Mining Corporation, Ltd. (the “Bismarck Exploration License”). Management determined the rights to use the license to have an indefinite life. This assessment is based on the historical success of renewing the license every two years since 2006, and the fact that management believes there are no legal, regulatory, or contractual provisions that would limit the useful life of the asset. Costs incurred to renew or extend the term of the license are expensed as incurred. The most recent renewal application was submitted in July 2024 and the exploration license was issued in March 2026. The Bismarck Exploration License is not dependent upon another asset or group of assets that could potentially limit the useful life of the exploration license. The Bismarck Exploration License is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance of the ASC 350. The Company did not have any impairment indicators for the three and six months ended June 30, 2026 and 2025.

Investment in Unconsolidated Entities

As discussed in Note 5 – Investment In Unconsolidated Entities, the Company has cost basis method investments and equity method investments with related parties. As of June 30, 2026 and December 31, 2025, there were no variable interest entities (“VIEs”) for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually, or earlier if a triggering event is observed.

Refer to Note 6 – Joint Venture, for details on the Company’s joint venture with Capital Latinoamericano, S.A. de C.V. (“CapLat”) and certain affiliates of the Company.

Long-Lived Assets

We did not have any impairment indicators related to long-lived assets for the three and six months ended June 30, 2026 and 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Average market price during the period	$1.02	$0.91	$1.36	$0.71
Option awards	2,422,693	2,159,574	2,422,693	2,159,574
Unvested restricted stock awards	110,001	—	110,001	—
SPA written call options	—	4,618,546	—	4,618,546
Convertible notes	—	18,858,952	—	18,858,952
Common Stock Warrant related	7,316,966	10,267,387	5,611,909	10,267,387
Put Options	—	—	—	3,871,880
Equity exchange rights in connection with Mexican Corporate Transaction	1,841,137	1,841,132	1,841,137	1,841,132

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss attributable to Odyssey Marine Exploration, Inc.	$(9,309,787)	$(14,847,963)	$(8,962,441)	$(12,606,393)
Numerator:
Basic net loss available to stockholders	$(9,309,787)	$(14,847,963)	$(8,962,441)	$(12,606,393)
Diluted net loss income available to stockholders	$(9,309,787)	$(14,847,963)	$(8,962,441)	$(12,606,393)

Denominator:
Weighted average common shares outstanding – Basic	58,587,436	30,750,588	57,648,338	29,931,163
Weighted average common shares outstanding – Diluted	58,587,436	30,750,588	57,648,338	29,931,163

Net loss per share:
Basic	$(0.16)	$(0.48)	$(0.16)	$(0.42)
Diluted	$(0.16)	$(0.48)	$(0.16)	$(0.42)

Segment Reporting

The Company evaluates the products and services that produce its revenue and the geographical regions in which the Company operates to determine reportable segments in accordance with ASC 280, Segment Reporting. Based on that evaluation, the Company has determined that it has only one operating segment.

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

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid assets	$230,919	$637,834
Other	175,728	104,707
Deposits	30,075	30,075
Total other current assets	$436,722	$772,616

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 4 – RELATED PARTY TRANSACTIONS

CIC Limited

The Company has provided services to and owns approximately 14.2% of the equity interests in CIC Limited (“CIC”), a deep-sea mineral exploration company. The Company’s lead director, Mark B. Justh, made an investment into CIC’s parent company and indirectly owns approximately 9.9% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules, and Odyssey’s board of directors has formed a special committee of disinterested directors to address any matters relating to CIC.

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

There were no services invoiced to CIC for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the Company invoiced CIC for services a total of $0.1 million and $0.2 million, which is recorded in Marine services in our condensed consolidated statements of operations. The Company was paid in equity for its services. In addition, the Company had the option to accept equity for payment of cash expenditures due from CIC in lieu of cash. The Company did not opt to accept equity from CIC in lieu of cash for its cash expenditures.

On March 20, 2026, the Company and CIC entered into a redemption agreement, pursuant to which CIC redeemed 450,000 Class B of CIC shares held by the Company at a redemption price of $1.00 pursuant to the parties’ deposit agreement, and reduced to zero the $0.5 million earnest money deposit advanced by CIC and held by the Company. As a result of this redemption, the Company’s interest in CIC was reduced to 14.2%.

Ocean Minerals, LLC

The Company provides services to Ocean Minerals, LLC (“OML”), a deep-sea mineral exploration company in which it holds approximately 5.3% of the equity interests (see Note 5 – Investment In Unconsolidated Entities). The Company provides these services to OML on a cost-plus profit basis, and the Company will be compensated for these services with equity in OML.

During the three months ended June 30, 2026 and 2025, the Company invoiced OML for services a total of $59,333 and $22,500, respectively, and $81,833 and $45,000 for the six months ended June 30, 2026 and 2025, respectively, which are recorded in Marine services in our condensed consolidated statements of operations.

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

Certain Stockholders

We have entered into financing transactions with certain stockholders that beneficially own more than five percent of our outstanding Common Stock as of June 30, 2026, as disclosed in the most recent individual stockholder’s Form 3, Schedule 13D or Schedule 13G as filed with the SEC:

•
FourWorld Capital Management LLC (“FourWorld”) beneficially owns less than 5.0% of our Common Stock as of June 30, 2026, and therefore not considered a related party; however, at certain periods during 2025, it held more than 5% of our Common Stock.
•
Funds managed by Two Seas Capital LP (“Two Seas”) beneficially own approximately 9.99% of our Common Stock after giving effect to the beneficial ownership limitation applicable to warrants held by its funds.
•
Greywolf Opportunities Master Fund II LP and its affiliates (“Greywolf”) beneficially own approximately 10.9% of our Common Stock.
•
Capital Latinoamericano, S.A. de C.V. and its affiliate Promotora de Inversiones CapLat Espana, S.L. beneficially own approximately 6.7% of our Common Stock.

2022 Warrants

As of both June 30, 2026 and December 31, 2025, FourWorld and Two Seas held 2022 Warrants to purchase 205,777 shares of our Common Stock, and 447,761 shares of the Company’s Common Stock, respectively, at an exercise price of $3.35 per share.

March 2023 Note Purchase Agreement

On March 6, 2023, the Company entered into the March 2023 Note Purchase Agreement (as defined below), pursuant to which we issued the March 2023 Note and the March 2023 Warrants (each as defined below). FourWorld, Two Seas and Greywolf each purchased portions of the March 2023 Note and March 2023 Warrants. As of December 31, 2025, all indebtedness under the March 2023 Notes had been converted and carried a zero balance. As such, there was no interest expense related to the March 2023 Notes for the three and six months ended June 30, 2026. Interest expense, principal and interest payments during the three and six months ended June 30, 2025 are detailed below.

•
FourWorld:
o
Interest expense for the March 2023 Note held by FourWorld amounted to $29,338 and $57,588 three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, $56,348 of interest expense was capitalized to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the six months ended June 30, 2025.
o
As of December 31, 2025, FourWorld had exercised all March 2023 Warrants it previously held.
•
Two Seas:
o
Interest expense for the March 2023 Note held by Two Seas amounted to $73,999 and $145,252 for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, $71,253 of interest was capitalized to principal as paid-in-kind, and none was paid in cash. There were no cash principal payments made during the six months ended June 30, 2025.
o
As of December 31, 2025, Two Seas had converted all of its outstanding March 2023 Notes to shares of the Company’s Common Stock.
o
In April 2025, Two Seas exercised March 2023 warrants to purchase 460,000 shares of Common Stock at an exercise price of $1.10 per share. During the six months ended June 30, 2026, Two Seas exercised March 2023 Warrants to purchase 267,514 shares of our Common Stock at an exercise price of $1.10 per share. As such, as of June 30, 2026, Two Seas did not hold any March 2023 Warrants.
•
Greywolf:
o
Interest expense for the March 2023 Note held by Greywolf amounted to $183,100 and $373,256 for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, $365,219 of interest was added to principal as paid-in-kind, and zero was paid in cash. There were no cash principal payments made during the six months ended June 30, 2025.
o
As of December 31, 2025, Greywolf had converted all its outstanding March 2023 Notes into shares of the Company’s Common Stock.

o
During the six months ended June 30, 2026, Greywolf exercised March 2023 Warrants to purchase 1,851,852 shares of our Common Stock at an exercise price of $1.10 per share. As such, as of June 30, 2026, Greywolf did not hold any March 2023 Warrants.

December 2023 Note Purchase Agreement

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement (as defined below), pursuant to which we issued the December 2023 Note and the December 2023 Warrants (each as defined below). FourWorld, Two Seas and Greywolf each purchased portions of the December 2023 Note and December 2023 Warrants. As of December 31, 2025, all indebtedness under the December 2023 Notes had been converted and carried a zero balance. As such, there was no interest expense related to the December 2023 Notes for the three and six months ended June 30, 2026. Interest expense, principal and interest payments during the three and six months ended June 30, 2025 are detailed below.

•
FourWorld:
o
Interest expense for the December 2023 Notes held by FourWorld amounted to $15,850 and $31,112 for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, $15,262 of interest expense was capitalized to principal on April 1, 2025, as paid-in-kind and none was paid in cash. There were no cash principal payments made during the six months ended June 30, 2025.
o
As of June 30, 2026, FourWorld held December 2023 Warrants to purchase 17,630 shares of our Common Stock at an exercise price of $2.05 per share, respectively.
•
Two Seas:
o
Interest expense for the December 2023 Notes held by Two Seas amounted to $63,400 and $124,447 for the three and six months ended June 30, 2025. During the six months ended June 30, 2025, $61,047 of interest expense was added to principal as paid-in-kind, and none was paid in cash. There were no cash principal payments made during the six months ended June 30, 2025.
o
As of December 31, 2025, Two Seas had converted all of its outstanding December 2023 Notes to shares of the Company’s Common Stock.
o
During the six months ended June 30, 2026, Two Seas exercised December 2023 Warrants to purchase 140,442 shares of the Company’s Common Stock at an exercise price of $1.23 per share.
o
As of June 30, 2026, Two Seas held December 2023 Warrants to purchase 330,146 shares and 70,522 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.
•
Greywolf:
o
Interest expense for the December 2023 Note held by Greywolf amounted to $31,699 and $62,223 for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, $60,884 of interest was added to principal as paid-in-kind and zero was paid in cash. There were no cash principal payments made during the three months ended June 30, 2025.
o
As of December 31, 2025, Greywolf had converted all its outstanding December 2023 Notes into shares of the Company’s Common Stock.
o
As of June 30, 2026, Greywolf held December 2023 Warrants to purchase 235,295 shares and 35,261 shares of our Common Stock at an exercise price of $1.23 per share and $2.05 per share, respectively.

Interests of Odyssey Director in the Merger

Mark B. Justh has served as the Company’s lead outside director since June 2015 and as chairman of the audit committee of the Board since June 2023. Mr. Justh owns approximately 6.8% of the issued and outstanding shares of common stock of AOM (refer to Note 1), and has been the Chief Executive Officer of AOM effective as of October 2025.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

	June 30, 2026	December 31, 2025
Phosagmex, S.A.P.I. de C.V.	$(1,161,642)	$(984,113)
CIC Limited	4,815,949	5,265,949
Ocean Minerals, LLC	4,037,030	4,536,912
Investment in unconsolidated entities	$7,691,337	$8,818,748

Phosagmex, S.A.P.I. de C.V.

On June 4, 2025, the Company and certain of its affiliates formed Phosagmex as the joint venture contemplated by the JV Agreement. Refer to Note 6 – Joint Venture for further information, including summarized financial information.

CIC Limited

CIC Limited (“CIC”) is pursuing deep water exploration pursuant to permits in foreign waters. The Company held an ownership interest in CIC of approximately 14.2% and 15.7% as of June 30, 2026 and December 31, 2025, respectively. Due to the structure of CIC, the Company determined this venture to be a variable interest entity (“VIE”) consistent with ASC 810. The Company has determined it is not the primary beneficiary of the VIE and, therefore, has not consolidated this entity. The Company records its investment under the cost method as CIC is incorporated and we have determined we do not exercise significant influence over the entity. The Company assesses its investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded.

The Company also provided services to CIC during 2025, as detailed in Note 4 – Related Party Transactions. We assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded.

Ocean Minerals, LLC

As of June 30, 2026 and December 31, 2025, the Company owned approximately 5.3% and 7.0%, respectively, of the issued and outstanding membership interest units of OML; such reduction due to additional units issued by OML to AOM in March 2026 in connection with the Merger. The Company determined that OML is a VIE as it does not have sufficient equity at risk to permit OML to finance its activities without additional subordinated financial support. However, Odyssey lacks the power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method. As a result, OML is considered a related party.

Equity Method of Accounting

At June 30, 2026 and December 31, 2025, the Company’s investment in OML was $4.0 million and $4.5 million, respectively, which was classified as an investment in unconsolidated entities in our condensed consolidated balance sheets.

Based on preliminary financial information for OML, we recognized losses on equity method investment of $0.2 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million and $0.3 million, for the six months ended June 30, 2026 and 2025, respectively, in the condensed consolidated statements of operations for our proportionate share of the net loss of OML. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our condensed consolidated statement of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transactions to the extent of our ownership interest.

The following tables provide preliminary summarized financial information for OML, the Company’s equity method accounted investee, not adjusted for the percentage ownership of the Company, compiled from OML’s financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$298,917	$32,151	$504,696	$405,849
General expenses	$(3,599,860)	$(307,183)	$(4,696,207)	$(1,050,608)
Payroll expenses	$(730,894)	$(602,563)	$(1,330,919)	$(1,204,283)
Net Loss	$(4,036,445)	$(2,750,783)	$(8,561,413)	$(4,433,468)

	As of
	June 30, 2026	December 31, 2025
Total Assets	$23,776,617	$16,721,973
Total Liabilities	$12,775,298	$15,461,861

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

Based on most recently available financial information for Phosagmex, we recognized loss of $64,300 and $0.2 million on equity method investment for the three and six months ended June 30, 2026, respectively, in the condensed consolidated statements of operations for our proportionate share of the net loss of Phosagmex.

Summarized Financial Information

The following tables provide summarized financial information for Phosagmex, without adjustment for the Company’s percentage ownership, compiled from Phosagmex’s financial statements.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Revenue	$—	$—
General and administrative expenses	$(12,720)	$(47,677)
Foreign currency translation loss	$7,636	$2,077
Net loss	$(5,084)	$(45,600)

As of
June 30, 2026
Total Assets	$2,359,020
Total Liabilities	$279,082

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for temporary differences between condensed consolidated financial statements carrying amounts and tax bases of assets and liabilities.

During the six months ended June 30, 2026, we generated federal net operating losses (“NOL”) of $13.8 million and foreign NOL carryforwards of $0.9 million. As of June 30, 2026, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $225.9 million and net operating loss carryforwards for foreign income tax purposes of approximately $30.0 million. From 2026 through 2027, approximately $26.4 million of the NOL will expire, and from 2028 through 2037, approximately $128.0 million of the NOL will expire. The NOL generated in 2018 through 2026 of approximately $71.5 million will be carried forward indefinitely. Of the foreign NOL, $27.1 million has a limited carryforward period and will begin to expire in 2026.

During the fourth quarter of 2025, the Company experienced an ownership change involving a five‑percent stockholder that resulted in an increase in ownership in excess of 50 percentage points, as defined under Section 382 of the Internal Revenue Code. Based on this ownership change, which occurred on October 14, 2025, not including the effects of the Merger, the Company currently expects that the utilization of certain pre‑change tax attributes, including net operating loss and tax credit carryforwards, may become subject to limitation under Section 382 and similar state income tax provisions. The Company is analyzing to determine the extent of any such limitations and the resulting impact on its deferred tax assets and valuation allowances. As of June 30, 2026, the Company had not completed the analysis of the Section 382 limitation, and therefore no adjustments related to this matter have been reflected in the accompanying condensed consolidated financial statements. However, given the full valuation allowance recorded due to cumulative losses and lack of positive evidence that the existing deferred tax assets will be realizable, the impact of any Section 382 limitation on the existing tax attributes would not change the Balance Sheet and income tax footnote as currently reported.

In addition, the Company has evaluated the impact of the aforementioned ownership change that occurred on October 14, 2025 and the resulting potential limitation under Section 382 of the Internal Revenue Code on its uncertain tax positions. As of June 30, 2026, the Company had not recorded any changes to its unrecognized tax benefits related to the Section 382 limitation. The Company is currently in a book plus permanent deduction loss position of $13.8 million for the six months ended June 30, 2026, and expects to remain in a book plus permanent deduction loss position for the full year ending December 31, 2026. As a result, the potential limitation of net operating loss carryforwards under Section 382 is not expected to affect the timing or amount of cash tax payments or tax positions taken for the three and six months ended June 30, 2026. The Company will reassess the impact of the Section 382 limitation on its uncertain tax positions as taxable income is generated or additional information becomes available.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company may be subject to a variety of claims and suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

Contingency

In connection with the Merger Agreement, the Company entered into agreements with third parties to provide legal and investment advisory services related to the transaction. Under the agreements, the Company will owe certain fees that are contingent on the closing of the transaction of approximately $3.6 million, consistent with customary market terms for similar transactions. The Merger had not been approved by the Company’s stockholders as of the date of this report and, therefore, the fees have not been accrued.

ExO will owe consultants success fees of up to $0.7 million, contingent upon the approval and issuance of the Environmental Impact Assessment (“EIA”). The EIA has not been approved as of the date of this report and, therefore, the contingent success fees have not been accrued.

Lease commitments

One of the Company’s lease agreements, as extended, expired on July 31, 2026. On August 1, 2026, the Company entered into an extension for a one-year period ending July 31, 2027. As a result, using the short-term exception under ASC 842, Leases, the Company did not record a right-of-use (“ROU”) asset and lease obligation as of June 30, 2026.

The Company recognized $43,769 and $45,509 in rent expense associated with the Company’s leases for the three months ended June 30, 2026 and 2025, respectively, and $87,539 and $95,702 for the six months ended June 30, 2026 and 2025, respectively, which were recorded in Marketing, general and administrative expenses on the condensed consolidated statement of operations. Future payments under the short-term leases will be $14,070 for the remainder of 2026.

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

NOTE 9 – LOANS PAYABLE

The Company’s consolidated loans payable consisted of the following carrying values at:

	June 30, 2026	December 31, 2025
Emergency Injury Disaster Loan	$150,000	$150,000
AFCO Insurance note payable	158,098	522,356
AOM Senior Secured Notes	5,240,622	—
Finance liability (Note 15)	4,383,232	4,323,042
Total Loans payable	$9,931,952	$4,995,398
Less: Current portion of loans payable	(9,781,952)	(1,062,356)
Loans payable—long term	$150,000	$3,933,042

AOM Senior Secured Notes

On April 8, 2026, the Company entered into the Odyssey Note Purchase Agreement with AOM (see Note 1, Merger Agreement and Related Transactions), pursuant to which the Company may issue up to $10.0 million aggregate principal amount of AOM Senior Secured Notes. The AOM Senior Secured Notes bear interest at 8.0% per annum and mature on the earlier of (i) April 8, 2027 or (ii) the Effective Time. Accrued interest is capitalized quarterly and added to the outstanding principal balance pursuant to the PIK interest feature. The Odyssey Notes are secured by substantially all of the Company's assets, subject to certain exclusions.

During the six months ended June 30, 2026, the Company received aggregate proceeds of $5.2 million under the Odyssey Note Purchase Agreement, consisting of advances of $2.5 million on May 12, 2026, $1.7 million on May 28, 2026, and $1.0 million on June 30, 2026. No principal repayments were made during the period. As of June 30, 2026, approximately $4.8 million remained available for borrowing under the Odyssey Note Purchase Agreement, subject to its terms and conditions.

As of June 30, 2026, the carrying amount and outstanding principal balance of the AOM Senior Secured Notes was approximately $5.2 million. Interest expense related to the AOM Senior Secured Notes was $40,884 for both the three and six months ended June 30, 2026, which was capitalized as PIK interest and added to the outstanding principal balance on July 1, 2026. The Company did not incur any debt issuance costs, and no debt discount or premium was recorded in connection with the financing.

The Company accounts for the AOM Senior Secured Notes as debt under ASC 470 and carries the AOM Senior Secured Notes at amortized cost.

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

As of December 31, 2025, there were 2,502,966 March 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet. During the six months ended June 30, 2026, holders of the March 2023 Warrants exercised an aggregate of 2,238,416 warrants with exercise price of $1.10 for a total purchase price of $2,462,258, and 264,550 March 2023 Warrants expired unexercised. As of June 30, 2026, there were no March 2023 Warrants outstanding.

The change in fair value of the March 2023 Warrants for the three months ended June 30, 2026 and 2025 was zero and an increase of $2.3 million, respectively, and a decrease of $1.0 million and an increase of $1.3 million, respectively, for the six months ended June 30, 2026 and 2025, respectively, which have been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at June 30, 2026 and December 31, 2025 was zero and $2.6 million, respectively.

For the three and six months ended June 30, 2025, we incurred $0.4 million and $0.7 million, respectively, of interest expense from the amortization of the debt discount, and $27,386 and $54,471 of interest from the fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

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

As of December 31, 2025, there were 1,505,689 December 2023 Warrants outstanding. During the six months ended June 30, 2026, holders of the December 2023 Warrants exercised an aggregate of 140,442 warrants with exercise price of $1.23 for a total purchase price of $172,744. As of June 30, 2026, there were 1,365,247 December 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet.

The change in fair value of the December 2023 Warrants for the three months ended June 30, 2026 and 2025 was a decrease of $0.1 million and an increase of $1.2 million, respectively, and a decrease of $1.8 million and an increase of $0.8 million, respectively for the six months ended June 30, 2026 and 2025, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at June 30, 2026 and December 31, 2025, was $0.2 million and $1.6 million, respectively.

For the three and six months ended June 30, 2025, we recorded $0.1 million and $0.2 million of interest expense from the amortization of the debt discount and $10,267 and $20,422 of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

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

The Company’s principal balance on the EIDL Loan was $0.2 million as of June 30, 2026 and December 31, 2025, and is recorded in Loans payable on the condensed consolidated balance sheets.

AFCO Insurance Note Payable

On November 1, 2025, we entered into a new premium finance agreement with AFCO, pursuant to which AFCO agreed to finance the D&O insurance premiums evidenced by the promissory note in the amount of $0.6 million to be repaid equally over an 11-month period, bearing interest at a rate of 6.11% per annum, maturing on October 31, 2026.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company did not have any financial assets measured on a recurring basis. The following tables summarize our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

		Fair Value at
	Level	June 30, 2026	December 31, 2025
Liabilities
Litigation financing	3	$66,800,274	$63,287,048
2022 Warrants	3	583,057	7,833,301
March 2023 Warrants	3	—	2,217,838
December 2023 Warrants	3	212,293	2,099,221
Total of fair valued liabilities		$67,595,624	$75,437,408

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

Items not included in the above disclosures include cash and cash equivalents, accounts and other related party receivables, other current assets and accounts payable. The carrying values of those items, as reflected in the condensed consolidated balance sheets, approximate their fair value at June 30, 2026 and December 31, 2025. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which is determined using Level 1.

Changes in our Level 3 fair value measurements were as follows:

	March 2023 Warrants	December 2023 Warrants	March 2023 Conversion Option	December 2023 Conversion Option	Litigation financing	2022 Warrants	Total
Balance as of December 31, 2025	$2,217,838	$2,099,221	$—	$—	$63,287,048	$7,833,301	$75,437,408
Warrants Exercised	(1,247,388)	(120,912)	—	—	—	—	(1,368,300)
Issuance of new funding	—	—	—	—	13,704	—	13,704
Change in fair value	(970,450)	(1,676,062)	—	—	2,105,402	(6,947,095)	(7,488,205)
Balance as of March 31, 2026	—	302,247	—	—	65,406,154	886,206	66,594,607
Issuance of new funding	—	—	—	—	1,879	—	1,879
Change in fair value	—	(89,954)	—	—	1,392,241	(303,149)	999,138
Balance as of June 30, 2026	$—	$212,293	$—	$—	$66,800,274	$583,057	$67,595,624

Balance as of December 31, 2024	$1,910,950	$827,036	$2,745,000	$307,000	$56,950,377	$2,060,773	$64,801,136
Change in fair value	(967,708)	(420,606)	(2,317,000)	(141,000)	1,713,439	(1,090,063)	(3,222,938)
Balance as of March 31, 2025	943,242	406,430	428,000	166,000	58,663,816	970,710	61,578,198
Warrants Exercised	(615,685)	—	—	—	—	—	(615,685)
Change in fair value	2,249,835	1,205,399	2,667,000	343,000	806,206	3,413,384	10,684,824
Balance as of June 30, 2025	$2,577,392	$1,611,829	$3,095,000	$509,000	$59,470,022	$4,384,094	$71,647,337

Additional information about the litigation financing liability is included in Note 11 – Derivative Financial Instruments.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

Litigation financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (as amended and restated in January 2020, December 2020 and June 2021, the “ICEA”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of our arbitration claim against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA, on our own behalf and on behalf of ExO (the “Subject Claim”). Pursuant to the ICEA, the Funder agreed to fund specified fees and expenses relating to the Subject Claim (the “Claims Payments”) in an aggregate amount of up to $25 million (the “Maximum Investment Amount”) in various phases. As of June 30, 2026, the Funder has made Claim Payments in the aggregate amount of approximately $25.0 million.

Accounting

The Company determined that the financing arrangement is a derivative, measured at fair value within the scope of ASC 815, Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative are reported in earnings for the period. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation is recorded in our condensed consolidated balance sheet in Litigation financing and as of June 30, 2026 and December 31, 2025 amounted to $66.8 million and $63.3 million, respectively, with changes in the fair value of increases of $1.4 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively and increases of $3.5 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.

Arbitration Award

On September 17, 2024, the Company received notification from the International Centre for Settlement of Investment Disputes (“ICSID”) of the arbitral award (the “Arbitral Award”) on the claims brought by the Company on behalf of itself and ExO, against the United Mexican States under NAFTA. The arbitral tribunal issued an Arbitral Award in favor of ExO. The award orders Mexico to pay $37.1 million for breaching its obligations under NAFTA, plus interest (the “Award Interest”) at the one-year Mexico Treasury bond rate, compounded annually, from October 12, 2018, until the award is paid in full, plus the arbitrators’ fees and ICSID administrative costs. The amounts awarded are net of Mexican taxes and Mexico may not tax the award. The case filings and the award are available on the ICSID website. On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set aside the Arbitral Award. The set aside application remains pending. A hearing has been scheduled in the case for March 2027.

NOTE 12 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
Compensation and incentives	$5,229	$1,052,226
Professional services	1,951,647	466,060
Deposits	—	525,000
Other	6,204	3,226
Exploration license fees	8,367,286	7,799,508
Total accrued expenses	$10,330,366	$9,846,020

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

NOTE 13 – STOCKHOLDERS’ EQUITY/(DEFICIT)

Share-Based Compensation

The Company recorded total share-based compensation expense related to our options and restricted stock units of $0.1 million and $45,742 for the three months ended June 30, 2026 and 2025, respectively, and of $0.3 million and $91,484 for the six months ended June 30, 2026 and 2025, respectively. In addition, the Company incurred expense for share-based payments to directors amounting to $0.1 million and $14,584 for the three months ended June 30, 2026 and 2025, respectively, and $0.4 million and $17,284 for the six months ended June 30, 2026 and 2025, respectively.

Restricted Stock Units (“RSU”)

During the six months ended June 30, 2026, we granted an aggregate of 112,036 RSUs to three directors, which vested immediately upon being granted. The estimated fair value of each RSU was calculated using the share price at the date of the grant.

The following is a summary of the restricted stock awards activity during the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	212,000	$2.02
Granted	112,036	$1.36
Vested	(112,036)	$1.36
Cancelled	—	$—
Unvested at June 30, 2026	212,000	$2.02

Options

The following is a summary of the stock option activity during the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	2,764,574	$2.67	3.47
Granted	—	$—
Exercised	(330,000)	$0.41
Cancelled	(11,881)	$2.02
Outstanding at June 30, 2026	2,422,693	$2.97	2.94
Options exercisable at June 30, 2026	1,911,029	$3.23	2.54

Warrants

The following is a summary of changes in warrants outstanding for the six months ended June 30, 2026:

	Number of	Weighted-Average
	Warrants	Exercise Price
Balance at December 31, 2025	9,408,996	$2.46
Issued	—	$—
Exercised	(2,378,858)	$1.11
Cancellation/Expiration	(264,550)	$1.10
Balance at June 30, 2026	6,765,588	$2.99

Refer to Note 10 – Fair Value Measurements, for changes in fair value during the three and six months ended June 30, 2026 and 2025.

March 2023 Warrants and December 2023 Warrants

As of June 30, 2026, there were no March 2023 Warrants outstanding and 1,365,247 December 2023 Warrants outstanding with exercises prices ranging from $1.23 to $2.05.

2022 Warrants

As of June 30, 2026, there were 4,848,963 2022 Warrants outstanding, with an exercise price of $3.35 per unit. The 2022 Warrants are exercisable at any time until the close of business on June 10, 2027.

2020 Warrants

As of June 30, 2026, there were 551,378 2020 Warrants outstanding, with an exercise price of $3.99 per unit.

NOTE 14 – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

We had one customer during the three and six months ended June 30, 2026, and two customers during the three and six months ended June 30, 2025. OML was a customer in both periods, and CIC was an additional customer in 2025. Both are related parties (see Note 4 – Related Party Transactions) and accounted for 100% of our total revenue. These same customers accounted for 84% and 100.0% of the total accounts receivable balance as of June 30, 2026 and December 31, 2025, respectively.

As of both June 30, 2026 and December 31, 2025, the Company held cash in financial institutions that were over the federally insured limits. The Company has not incurred losses on these accounts.

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

As of June 30, 2026 and December 31, 2025, the carrying values of the financing liabilities were $4.4 million and $4.3 million. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability for the remainder of 2026 and thereafter are as follows:

Year Ending December 31,	Annual payment obligation
2026	$270,000
2027	4,710,000
Thereafter	—
$4,980,000

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

Significant expenses regularly reviewed by the CODM are Professional fees, Operations and research, excluding compensation which is reviewed separately, and employee compensation. The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net loss, in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	77,855	$135,000	$100,355	$270,000

Less significant expenses:
Professional fees	5,424,564	946,850	9,956,184	1,832,441
Operations and research (excluding compensation)	486,618	528,955	972,211	932,654
Compensation:
Salaries and Wages	1,018,363	2,987,147	2,083,887	3,728,687
Share-based compensation	139,804	45,742	290,776	91,484
Total Compensation	1,158,167	3,032,889	2,374,663	3,820,171
Total Significant Expenses	7,069,349	4,508,694	13,303,058	6,585,266
Other segment items gain (1)	2,437,860	12,765,803	(3,951,225)	11,239,885
Total Significant Expenses and Other Segment Items	$9,507,209	$17,274,497	$9,351,833	$17,825,151

Net Income (Loss)	$(9,429,354)	$(17,139,497)	$(9,251,478)	$(17,555,151)

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

NOTE 17 – SUBSEQUENT EVENTS

Additional funding under AOM Senior Secured Notes

On July 31, 2026, the Company received an additional $0.5 million of funding under the AOM Senior Secured Notes.

Notice of Non-Compliance with Nasdaq Listing Requirements

On July 21, 2026, the Company was notified by the Listing Qualifications Department of the Nasdaq Capital Market (“Nasdaq”) that the Company did not satisfy the $1.00 minimum bid price requirement for 30 consecutive business days, as required under Nasdaq Listing Rule 5550(a)(2). In accordance with the Nasdaq Listing Rules, the Company has a 180-calendar day period, ending January 19, 2027, to regain compliance with the minimum bid price requirement. To become compliant, the Company must evidence a closing bid price of at least $1.00 per share of its common stock for a minimum of ten consecutive business days.

If the Company does not regain compliance with the minimum bid price requirement by January 19, 2027, the Company may be eligible for an additional 180-calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for the additional compliance period, Nasdaq will provide written notice to the Company that its securities are subject to delisting, and at that time the Company may appeal the delisting determination to a hearing panel. The notice has no immediate impact on the listing of the Company’s securities on Nasdaq.

As previously disclosed on June 1, 2026, the Company’s stockholders approved a reverse stock split of the Company’s common stock at a ratio in the range of 1-for-20 and 1-for-25 (the “Reserve Stock Split”). The Company expects that the Reverse Stock Split will enable it to regain compliance with the Nasdaq Listing Rules prior to the effective time of the Merger, previously disclosed on April 8, 2026.

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

Merger Agreement with American Ocean Minerals

On April 8, 2026, Odyssey, an Odyssey subsidiary (“Merger Sub”), and American Ocean Minerals Corporation (“AOM”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into AOM, with AOM surviving the proposed merger and becoming a direct, wholly owned subsidiary of Odyssey (the “Merger”). The time at which the Merger is consummated is referred to in this report as the “Effective Time.” The Merger is expected to be completed in the third quarter of 2026, subject to Odyssey stockholders’ approval.

The Merger values the combined company at approximately $900 million and includes a private placement of $156 million from prominent institutional and strategic investors, as well as a $75 million pre-public financing completed in February 2026 by AOM.

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

This report is not a substitute for the registration statement, the preliminary proxy statement/prospectus, the definitive proxy statement/prospectus or any other document that Odyssey has filed or may file with the SEC in connection with the proposed transaction. Investors and security holders of Odyssey and AOM are urged to read the registration statement, the preliminary proxy statement/prospectus and any amendments thereto, and, when available, the definitive proxy statement/prospectus, as well as other documents filed or to be filed with the SEC in connection with the proposed transaction, carefully and in their entirety because they contain and will contain important information about Odyssey, AOM and the proposed transaction.

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

No Offer or Solicitation

This report shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act.

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

On December 12, 2024, Mexico commenced an application before the Ontario Superior Court of Justice seeking to set aside the Arbitral Award. The set aside application remains pending as of the date of this report. A hearing has been scheduled in the case for March 2027.

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

Location of the CIC Project

The CIC Project is located within the EEZ of the Cook Islands in the South Pacific Ocean. According to the CIC Technical Report Summary, the CIC Project is centered at approximately 17.5° south latitude and 160.5° west longitude, approximately 420 km north of Rarotonga, 170 km north of Aitutaki, and 3,700 km northeast of Wellington, New Zealand. The CIC Project area covers approximately 211,545 km2 and comprises 2,592 5’ x 5’ blocks grouped into ten contiguous block groups. The seafloor in the license area generally lies at depths between approximately 4,700 and 5,300 meters below sea level.

Permits

Title to the CIC Project is held through EL1 license, granted to CIC Limited by SBMA, on behalf of the Cook Islands Government on February 23, 2022. The CIC Technical Report Summary states that the EL1 license expires on February 23, 2027, and that an application for license renewal may be made at least 90 days before expiry in accordance with Section 63 of the Seabed Minerals (Exploration) Regulations (2020). The EL1 license is subject to relinquishment obligations, including 20% relinquishment after three years of exploration activities and up to an additional 40% of the total CIC Project area by the end of the five-year license period, with the relinquishment parameters reported as being under discussion between CIC and the SBMA according to the CIC Technical Report.

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

Permits

Title to the MML Project is held through the EL3 license, granted to Moana Minerals Limited, a wholly owned Cook Islands registered company subsidiary of Ocean Minerals, LLC, by SBMA, on behalf of the Cook Islands Government on February 23, 2022. The MML Technical Report Summary states that the MML exploration license is valid for a term of five years and expires on February 23, 2027, and that an application for license renewal may be made at least 90 days before expiry in accordance with Section 63 of the Seabed Minerals (Exploration) Regulations (2020). As of the date of this proxy statement/ prospectus, MML is not subject to a predetermined relinquishment schedule in the EL3 license. However, pursuant to section 78 of the Seabed Minerals Act (Cook Islands), the SBMA may require MML to relinquish portions of the MML Project area over time as MML’s exploration and environmental programs advance.

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

Testing of six metallurgical processes progress well with results planned for inclusion in the Prefeasibility Study being compiled for Cook Islands License area EL3. The PFS provides for selection of preferred harvesting and processing solutions, reports on infrastructure impacts and needs, community perspectives and impacts, and provides an overview of project economics. AMC Engineering Consultants will act as the Qualified Person (QP) for OML report. The PFS is slated for completion in 2026.

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

Odyssey is well positioned to benefit from the regulatory momentum and policy priorities laid out in the executive order. Our projects focus on ocean mineral resources that are essential for both agricultural resilience and emerging clean energy technologies. Our subsea mineral exploration experience is directly applicable to many of the projects being considered by the U.S. government.

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

Virginia Strategic Minerals Prospective Project

On November 6, 2025, we submitted an Unsolicited Request for Lease Sale of Marine Mineral Exploration and Development Rights to BOEM. Odyssey’s request is among the first under the Outer Continental Shelf Lands Act (OCSLA) of 1953 in U.S. jurisdiction under BOEM’s oversight.

The proposed lease area, located within the U.S. OCS off the Mid-Atlantic coast, is highly prospective for heavy mineral sands rich in titanium, zirconium and rare earth elements. Together, these materials are critical to U.S. national defense, and domestic manufacturing, underpinning U.S. manufacturing and agriculture—from aerospace alloys and smartphones to medical devices. Additionally, offshore sand and gravel resources, a bi-product from the recovery process, can support coastal resiliency efforts.

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

If Odyssey obtains the requested lease, its capability to advance a project will be enhanced by an October 2025 collaboration agreement with Great Lakes Dredge & Dock Corporation (“GLDD”), the nation’s largest dredging contractor and a trusted federal partner for coastal restoration and resilience projects. GLDD operates dredging activities using existing process with known and proven performance and environmental impacts and mitigation programs and would employ the same level of expertise to this project if it proceeds.

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

Our consolidated non-restricted cash balance at June 30, 2026 was $2.3 million. We have a working capital deficit at June 30, 2026 of $22.2 million. The total consolidated book value of our assets was approximately $13.2 million at June 30, 2026, which includes cash of $2.3 million.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,		Change
Increase/(Decrease) (in thousands)	2026	2025	$	%

Total revenue	$78	$135	$(57)	(42.2)%

Marketing, general and administrative	7,090	3,813	$3,277	85.9%
Operations and research	676	698	$(22)	(3.2)%
Total operating expenses	$7,766	$4,510	$3,256	72.2%
Total other (expense) income	(1,741)	(12,764)	$11,023	(86.4)%
Net (loss) income	(9,429)	(17,139)	$7,710	(45.0)%
Net loss attributable to non-controlling interest	120	2,292	$(2,172)	(94.8)%
Net loss attributable to Odyssey Marine Exploration, Inc.	$(9,310)	$(14,848)	$5,538	(37.3)%

Revenue

Revenue for each period consisted primarily of amounts earned from marine research and project administration services provided to our customers and related parties, as well as lease revenue during the three months ended June 30, 2026. Total revenue for the three months ended June 30, 2026 was approximately $78,000, a decrease of approximately $57,000 as compared to $0.1 million for the three months ended June 30, 2025. The decrease was primarily due to the expiration of the Services Agreement with CIC in the third quarter of 2025.

OML, to which we provided marine services in both periods, is a deep-sea mineral exploration company that we consider to be a related party (see Note 4 – Related Party Transactions). CIC, also a deep-sea mineral exploration company and a related party, was an additional customer in the three months ended June 30, 2025; the Services Agreement with CIC expired in the third quarter of 2025.

Operating Expenses

Marketing, general and administrative expenses primarily comprise all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses for the three months ended June 30, 2026 were $7.1 million, an increase of $3.3 million as compared to the three months ended June 30, 2025. The increase was primarily due to increased professional fees in connection with the AOM Merger Agreement, and is partially offset by a reduction in director fees associated with the Mexican Corporate Transactions in the second quarter of 2025.

Operations and research expenses are primarily focused on deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses for the three months ended June 30, 2026 were $0.7 million, a decrease of $22,000 as compared to the three months ended June 30, 2025. The decrease period over period was not significant.

Total Other Income/Expense

Total other expenses, net were $1.7 million and $12.8 million for the three months ended June 30, 2026 and 2025, respectively, resulting in a decrease of $11.0 million. The decrease resulted from: (i) a $9.6 million decrease in the change in fair value of derivative liabilities, relating primarily to the change in fair value of warrants and litigation financing, (ii) a $1.0 million decrease in interest expense, net of interest income, (iii) a $0.4 million decrease in foreign exchange expense.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any income taxes for the three months ended June 30, 2026 and 2025.

Non-Controlling Interest

The non-controlling interest adjustment for the three months ended June 30, 2026 was $0.1 million as compared to $2.3 million for the three months ended June 30, 2025. This adjustment was primarily due to the decrease in costs relating to permit fees and other standard operating costs.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,		Change
Increase/(Decrease) (in thousands)	2026	2025	$	%

Total revenue	$100	$270	$(170)	(63.0)%

Marketing, general and administrative	12,843	5,601	$7,242	129.3%
Operations and research	1,356	1,270	$86	6.8%
Total operating expenses	$14,199	$6,871	$7,328	106.7%
Total other (expense) income	4,848	(10,954)	$15,802	(144.3)%
Net (loss) income	(9,251)	(17,555)	$8,304	(47.3)%
Net loss attributable to non-controlling interest	289	4,949	$(4,660)	(94.2)%
Net (loss) income attributable to Odyssey Marine Exploration, Inc.	$(8,962)	$(12,606)	$3,644	(28.9)%

Revenue

Total revenue for the six months ended June 30, 2026 decreased $0.2 million as compared to the six months ended June 30, 2025, due primarily to the expiration of the Services Agreement with CIC in the third quarter of 2025.

One company to which we provided services in both periods is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an interest in the company (see Note 4 – Related Party Transactions). In addition, during the six months ended June 30, 2026 and 2025, we also provided services to OML, which is also a related party that we account for under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses for the six months ended June 30, 2026 were $12.8 million, an increase of $7.2 million as compared to $5.6 million for the six months ended June 30, 2025. The increase primarily resulted from an increase of $8.7 million in professional services largely attributable to audit, consulting and legal fees related to the AOM Merger Agreement, and an increase of $0.2 million in share-based compensation expense. This increase was partially offset by a decrease of $1.9 million in director fees resulting from the Mexican Corporate Transactions in 2025 that did not occur in 2026.

Operations and research expenses for the six months ended June 30, 2026 were $1.4 million, a decrease of $86,000 as compared to $1.3 million for the six months ended June 30, 2025. The decrease period over period was not significant.

Total Other Income and Expense

Total other income/expense was income of $4.8 million and expense of $11.0 million for the six months ended June 30, 2026 and 2025, respectively, resulting in a change of $15.8 million.

The change in total other income/expense was attributable to: (i) $13.9 million of changes in fair value of derivative liabilities ($6.5 million gain in the six months ended June 30, 2026 compared to $7.5 million loss in the six months ended June 30, 2025), relating primarily to the change in fair value of warrants, litigation financing liability, and debt conversion embedded derivatives, (ii) a $1.9 million decrease in interest expense, net of interest income, as a majority of the convertible notes were converted during the year ended 2025, and thus not outstanding in the six months ended June 30, 2026, and (iii) $0.4 million decrease in the loss on equity method investment, as Phosagmex commenced in late second quarter of 2025. These were partially offset by $0.3 million in decreased foreign exchange expense.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any income taxes for the six months ended June 30, 2026 and 2025.

Non-Controlling Interest

The non-controlling interest adjustment in the six months ended June 30, 2026 was $0.3 million as compared to $4.9 million for the six months ended June 30, 2025. This fluctuation is primarily due to changes in ownership in a subsidiary through non-controlling interests in connection with the Company’s investment in ORM and the Mexican Corporate Transactions, as well as a decrease in permit fees and other standard operating costs.

Liquidity and Capital Resources

Discussion of Cash Flows

	Six Months Ended June 30,
(in thousands)	2026	2025

Summary of Cash Flows:
Net Cash Used In Operating Activities	$(8,503)	$(3,933)
Net Cash Provided By Financing Activities	7,335	2,693
Net Decrease In Cash	$(1,168)	$(1,240)
Cash at Beginning of Period	3,516	4,792
Cash at End of Period	$2,348	$3,551

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $8.5 million, compared to cash used of $3.9 million for the six months ended June 30, 2025.

The net cash used in operating activities for the six months ended June 30, 2026 reflected a net loss before non-controlling interest of $9.3 million. Cash provided by operating activities was adjusted primarily by non-cash items of $4.8 million, including: (i) $6.5 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, litigation financing liability and the debt conversion embedded derivatives, (ii) $0.3 million of amortization of the finance liability, (iii) $0.4 million of director and consultant compensation paid in stock, (iv) $0.7 million of loss on equity method investment, and (v) other share-based compensation of $0.3 million. Other operating activities resulted in a decrease in working capital of $5.5 million. This $5.5 million decrease includes a $4.2 million increase to accounts payable, a $1.0 million increase to accrued expenses, and a decrease of $0.3 million in other assets.

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

Investing Activities

There were no cash flows from investing activities for the six months ended June 30, 2026 and 2025.

Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2026 were $7.3 million, consisting primarily of $5.2 million of proceeds from the AOM senior secured notes, $2.6 million of proceeds from the exercise of warrants and $0.1 million of proceeds from the issuance of common stock, partially offset by $0.4 million of debt obligation payments and $0.3 million of payments on financing obligations.

Cash flows used in financing activities for the six months ended June 30, 2025 was $2.7 million, consisting primarily of $2.9 million of proceeds from the issuance of common stock and $0.5 million of proceeds from exercised warrants, partially offset by $0.3 million of debt obligation payments, $0.3 million payments on sale-leaseback financing and $97,135 of offering costs paid on financings.

Other Cash Flow Areas

General Discussion

At June 30, 2026, we had cash and cash equivalents of $2.3 million, a decrease of $1.2 million from the December 31, 2025 balance of $3.5 million. Financial debt of the company was $9.9 million and $5.0 million at June 30, 2026 and December 31, 2025, respectively.

Financings

The carrying value of the Company’s consolidated loans payable consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
March 2023 Note	$150	$150
AFCO Insurance note payable	158	522
AOM Senior Secured Notes	5,241	—
Finance liability (Note 15)	4,383	4,323
Total Loans payable	$9,932	$4,995
Less: Current portion of loans payable	(9,782)	(1,062)
Loans payable—long term	$150	$3,933

AOM Senior Secured Notes

On April 8, 2026, the Company entered into the Odyssey Note Purchase Agreement with AOM (see Note 1, Merger Agreement and Related Transactions), pursuant to which the Company may issue up to $10.0 million aggregate principal amount of AOM Senior Secured Notes. The AOM Senior Secured Notes bear interest at 8.0% per annum and mature on the earlier of (i) April 8, 2027 or (ii) the Effective Time. Accrued interest is capitalized quarterly and added to the outstanding principal balance pursuant to the PIK interest feature. The Odyssey Notes are secured by substantially all of the Company's assets, subject to certain exclusions.

During the six months ended June 30, 2026, the Company received aggregate proceeds of $5.2 million under the Odyssey Note Purchase Agreement, consisting of advances of $2.5 million on May 12, 2026, $1.7 million on May 28, 2026, and $1.0 million on June 30, 2026. No principal repayments were made during the period. As of June 30, 2026, approximately $4.8 million remained available for borrowing under the Odyssey Note Purchase Agreement, subject to its terms and conditions.

As of June 30, 2026, the carrying amount and outstanding principal balance of the AOM Senior Secured Notes was approximately $5.2 million. Interest expense related to the AOM Senior Secured Notes was $40,884 for both the three and six months ended June 30, 2026, which was capitalized as PIK interest and added to the outstanding principal balance on July 1, 2026. The Company did not incur any debt issuance costs, and no debt discount or premium was recorded in connection with the financing.

The Company accounts for the AOM Senior Secured Notes as debt under ASC 470 and carries the AOM Senior Secured Notes at amortized cost.

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

As of December 31, 2025, there were 2,502,966 March 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet. During the six months ended June 30, 2026, holders of the March 2023 Warrants exercised an aggregate of 2,238,416 warrants with exercise price of $1.10 for a total purchase price of $2,462,258, and 264,550 March 2023 Warrants expired unexercised. As of June 30, 2026, there were no March 2023 Warrants outstanding.

The change in fair value of the March 2023 Warrants for the three months ended June 30, 2026 and 2025 was zero and an increase of $2.3 million, respectively, and a decrease of $1.0 million and an increase of $1.3 million, respectively, for the six months ended June 30, 2026 and 2025, respectively, which have been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at June 30, 2026 and December 31, 2025 was zero and $2.6 million, respectively.

For the three and six months ended June 30, 2025, we incurred $0.4 million and $0.7 million, respectively, of interest expense from the amortization of the debt discount, and $27,386 and $54,471 of interest from the fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

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

As of December 31, 2025, there were 1,505,689 December 2023 Warrants outstanding. During the six months ended June 30, 2026, holders of the December 2023 Warrants exercised an aggregate of 140,442 warrants with exercise price of $1.23 for a total purchase price of $172,744. As of June 30, 2026, there were 1,365,247 December 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet.

The change in fair value of the December 2023 Warrants for the three months ended June 30, 2026 and 2025 was a decrease of $0.1 million and an increase of $1.2 million, respectively, and a decrease of $1.8 million and an increase of $0.8 million, respectively for the six months ended June 30, 2026 and 2025, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at June 30, 2026 and December 31, 2025, was $0.2 million and $1.6 million, respectively.

For the three and six months ended June 30, 2025, we recorded $0.1 million and $0.2 million of interest expense from the amortization of the debt discount and $10,267 and $20,422 of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

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

The Company’s principal balance on the EIDL Loan was $0.2 million as of June 30, 2026 and December 31, 2025, and is recorded in Loans payable on the condensed consolidated balance sheets.

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

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2026, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company may be subject to a variety of claims or suits that arise from time to time in the ordinary course of business. We are not a party to any litigation as a defendant where a loss contingency is required to be reflected in our condensed consolidated financial statements.

ITEM 1A. Risk Factors

Except for those described below related to the Merger, there have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Investors should consider such risk factors prior to making an investment decision with respect to the Company’s securities.

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

As of May 6, 2026, OML Members have agreed to exchange an aggregate 4,877,900 OML Units for 90,684,596 shares of Odyssey Common Stock (without giving effect to any reverse stock split or other adjustment).

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

As of May 6, 2026, CIC Stockholders have agreed to exchange an aggregate 39,356,869 CIC Shares for 43,650,346 shares of Odyssey Common Stock (without giving effect to any reverse stock split or other adjustment), and, if the elections of the two CIC Stockholders that received extensions as described above are completed, an additional 1,500,000 CIC Shares would be exchanged for 1,663,637 shares of Odyssey Common Stock.

The shares of Odyssey Common Stock issuable pursuant to the OML Equity Exchange Agreement and the CIC Equity Exchange Agreement are expected to be issued in transactions exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
2.1+	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 8, 2026).
10.1+	Amended and Restated JV Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 27, 2026).
10.2+	Form of AOM PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 8, 2026).
10.3+	Form of AOM PIPE Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 8, 2026).
10.4+	Form of Odyssey Note Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 8, 2026).
23.1*	Consent of RSC Consulting Ltd.
23.2*	Consent of RSC Consulting Ltd.
23.3*	Consent of Dr. Simon Nielsen, QP
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Furnished herewith
+	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: August 11, 2026	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer