Form 10-Q
period 2026-09-30
ODYSSEY MARINE EXPLORATION INC
filed 2026-11-02
CIK 798528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”), as of October 29, 2026 was 2,347,568.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,142,544	$3,515,881
Accounts receivable, related party	114,143	67,323
Other current assets	258,242	772,616
Total current assets	1,514,929	4,355,820

NON-CURRENT ASSETS
Investment in unconsolidated entities	7,440,105	8,818,748
Option to purchase equity securities in related party	334,974	334,974
Bismarck exploration license	1,821,251	1,821,251
Property and equipment, net	421,105	474,816
Other non-current assets	34,295	34,295
Total assets	$11,566,659	$15,839,904

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,736,261	$770,750
Accrued expenses	10,283,637	9,846,020
Loans payable, current portion	14,859,832	1,062,356
Total current liabilities	27,879,730	11,679,126

LONG-TERM LIABILITIES
Loans payable	150,000	3,933,042
Warrant liabilities	143,576	12,150,360
Litigation financing	67,419,137	63,287,048
Deferred contract liability	334,974	334,974
Total liabilities	95,927,417	91,384,550

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT
Preferred stock – $0.0001 par value; 24,984,166 shares authorized; none issued and outstanding	—	—
Common stock – $0.0001 par value; 82,000,000 shares authorized; 2,347,568 and 2,230,877 issued and outstanding	235	223
Additional paid-in capital	290,921,345	285,875,282
Accumulated deficit	(337,129,540)	(323,524,208)
Total stockholders’ deficit before non-controlling interest	(46,207,960)	(37,648,703)
Non-controlling interest	(38,152,798)	(37,895,943)
Total stockholders’ deficit	(84,360,758)	(75,544,646)
Total liabilities and stockholders’ deficit	$11,566,659	$15,839,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Marine services	$65,696	$60,975	$147,529	$330,975
Operating lease income, related party	43,217	—	61,739	—
Total revenue	108,913	60,975	209,268	330,975

OPERATING EXPENSES
Marketing, general and administrative	3,902,538	1,376,466	16,745,583	6,977,550
Operations and research	569,140	815,217	1,925,453	2,085,092
Total operating expenses	4,471,678	2,191,683	18,671,036	9,062,642
LOSS FROM OPERATIONS	(4,362,765)	(2,130,708)	(18,461,768)	(8,731,667)

OTHER INCOME (EXPENSE)
Interest income	1,248	4,809	6,497	111,566
Interest expense	(290,098)	(1,350,881)	(676,919)	(3,782,579)
Loss on equity method investment	(251,232)	(1,192,040)	(951,143)	(1,510,148)
Change in derivative liabilities fair value	36,936	(8,650,397)	6,526,003	(16,112,283)
Other	255,202	(188,969)	(304,857)	(1,038,226)
Total other (expense) income	(247,944)	(11,377,478)	4,599,581	(22,331,670)
LOSS BEFORE INCOME TAXES	(4,610,709)	(13,508,186)	(13,862,187)	(31,063,337)

Income tax (provision) benefit	—	—	—	—
NET LOSS	(4,610,709)	(13,508,186)	(13,862,187)	(31,063,337)
Net (income) loss attributable to non-controlling interest	(32,182)	435,440	256,855	5,384,198
NET LOSS attributable to Odyssey Marine Exploration, Inc.	$(4,642,891)	$(13,072,746)	$(13,605,332)	$(25,679,139)

NET LOSS PER SHARE
Basic	$(1.98)	$(7.86)	$(5.86)	$(18.96)
Diluted	$(1.98)	$(7.86)	$(5.86)	$(18.96)
Weighted average number of common shares outstanding:
Basic	2,347,652	1,663,315	2,319,992	1,354,309
Diluted	2,347,652	1,663,315	2,319,992	1,354,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ DEFICIT – Unaudited

	Three Months Ended September 30, 2026
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at June 30, 2026	2,347,656	$235	$290,744,594	$(332,486,649)	$(38,184,980)	$(79,926,800)
Share-based compensation	—	—	117,472	—	—	117,472
Employees stock options exercised and RSUs vested, net of tax withheld	—	—	(721)	—	—	(721)
Director compensation paid in stock	—	—	60,000	—	—	60,000
Net (loss) income	—	—	—	(4,642,891)	32,182	(4,610,709)
Balance at September 30, 2026	2,347,656	$235	$290,921,345	$(337,129,540)	$(38,152,798)	$(84,360,758)

	Three Months Ended September 30, 2025
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at June 30, 2025	1,299,393	$130	$240,238,853	$(293,045,416)	$(37,459,481)	$(90,265,914)
Share-based compensation	—	—	45,742	—	—	45,742
Consultant compensation paid in stock	—	—	71,715	—	—	71,715
Director compensation paid in stock	339	—	10,000	—	—	10,000
Common stock exchanged for convertible notes	540,708	54	15,535,561	—	—	15,535,615
Common stock issued in connection with Securities Purchase Agreement, net of equity issuance costs	174,956	17	4,811,240	—	—	4,811,257
Net loss	—	—	—	(13,072,746)	(435,440)	(13,508,186)
Balance at September 30, 2025	2,015,396	$201	$260,713,111	$(306,118,162)	$(37,894,921)	$(83,299,771)

	Nine Months Ended September 30, 2026
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at December 31, 2025	2,230,877	$223	$285,875,282	$(323,524,208)	$(37,895,943)	$(75,544,646)
Share-based compensation	—	—	408,249	—	—	408,249
Employees stock options exercised and RSUs vested, net of tax withheld	13,943	1	133,741	—	—	133,742
Director compensation paid in stock	7,682	1	500,782	—	—	500,783
Warrant liabilities reclassified to APIC upon exercise	—	—	1,368,300	—	—	1,368,300
Proceeds from warrants exercised	95,154	10	2,634,991	—	—	2,635,001
Net loss	—	—	—	(13,605,332)	(256,855)	(13,862,187)
Balance at September 30, 2026	2,347,656	$235	$290,921,345	$(337,129,540)	$(38,152,798)	$(84,360,758)

	Nine Months Ended September 30, 2025
	Common Stock		Additional	Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at December 31, 2024	1,153,013	$115	$264,194,347	$(280,439,023)	$(62,838,610)	$(79,083,171)
Share-based compensation	—	—	137,226	—	—	137,226
Consultant compensation paid in stock	10,460	1	219,494	—	—	219,495
Director compensation paid in stock	1,795	—	27,284	—	—	27,284
Equity exchange in connection with Mexican corporate transactions	—	—	2,229,557	—	—	2,229,557
Changes in ownership interest in a subsidiary	—	—	(30,327,887)	—	30,327,887	—
Common stock exchanged for convertible notes	540,708	54	15,535,561	—	—	15,535,615
Common stock issued for warrants exercised	18,400	2	1,121,683	—	—	1,121,685
Common stock issued in connection with Securities Purchase Agreement, net of equity issuance costs	291,020	29	7,575,846	—	—	7,575,875
Net loss	—	—	—	(25,679,139)	(5,384,198)	(31,063,337)
Balance at September 30, 2025	2,015,396	$201	$260,713,111	$(306,118,162)	$(37,894,921)	$(83,299,771)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ODYSSEY MARINE EXPLORATION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,862,187)	$(31,063,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Services provided to unconsolidated entities	(147,529)	(330,975)
Depreciation	53,711	56,504
Financing fees amortization	—	123,520
Amortization of finance liability	499,880	486,335
Amortization of deferred discount	—	1,342,069
Note payable interest accretion	—	1,576,348
Note interest paid-in-kind (“PIK”)	158,220	1,661,606
Share-based compensation	408,249	137,226
Director and consultant compensation paid in stock	500,783	246,779
Loss on equity method investment	951,143	1,510,148
Equity exchange in connection with Mexican corporate transactions	—	2,229,557
Change in fair value of derivative liabilities	(6,526,003)	16,112,283
Changes in operating assets and liabilities:
Accounts receivable, related party	78,209	218,130
Other assets	514,374	362,191
Accounts payable	1,965,510	(240,533)
Accrued expenses and other	907,225	(456,016)
NET CASH USED IN OPERATING ACTIVITIES	(14,498,415)	(6,028,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,587)
Cash paid for investment in unconsolidated entity	—	(157,508)
NET CASH USED IN INVESTING ACTIVITIES	—	(159,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Equity issuance costs	—	(97,135)
Payment of debt obligations	(470,755)	(465,138)
Proceeds from warrants exercised	2,635,001	506,000
Proceeds from exercise of stock options	133,742	—
Proceeds from issuance of common stock	—	7,673,010
Payment on financing obligations	(405,000)	(405,000)
Proceeds from AOM Senior Secured Notes	10,232,090	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,125,078	7,211,737

NET (DECREASE) INCREASE IN CASH	(2,373,337)	1,024,477
CASH AT BEGINNING OF PERIOD	3,515,881	4,791,743
CASH AT END OF PERIOD	$1,142,544	$5,816,220

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL CASH FLOW INFORMATION:
Director and consultant compensation paid in stock	$500,783	$246,779

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Conversion of debt to common stock	$—	$15,535,615
Contribution to Phosagmex (Note 7)	$—	$1,968,855
Fair value adjustment of exercised warrants	$—	$615,685
Changes in ownership interest in a subsidiary	$—	$30,327,887

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

In the opinion of management, these financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of these interim condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full year. Certain immaterial corrections of prior year amounts have been made to conform to the current period presentation; these corrections did not have an impact on the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of changes in stockholders’ deficit or condensed consolidated statements of cash flows.

Subsequent to September 30, 2026, the Company effected a 1-for-25 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”) that became effective at 5:00 p.m. EDT on October 28, 2026. Unless otherwise indicated, all share and per share data (except par value) in the accompanying financial statements and notes thereto for periods ended prior to October 29, 2026 have been adjusted to give retroactive effect to the Reverse Stock Split. As a result of the Reverse Stock Split, every twenty-five (25) shares of the Company’s Common Stock were converted into one share of the Company’s Common Stock. Holders of our Common Stock who otherwise would have held a fractional share of our Common Stock after giving effect to the Reverse Stock Split were entitled to receive a cash payment in lieu of any fractional shares. The Reverse Stock Split automatically and proportionately adjusted, based upon the 1-for-25 split ratio, all issued and outstanding shares of the Company’s Common Stock, as well as the terms of warrants and other derivative securities outstanding at the effective time of the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, warrants and options to purchase shares of Common Stock.

Merger Agreement with American Ocean Minerals

On April 8, 2026, Odyssey, an Odyssey subsidiary (“Merger Sub”), and American Ocean Minerals Corporation (“AOM”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) pursuant to which Merger Sub will merge with and into AOM, with AOM surviving the proposed merger and becoming a direct, wholly owned subsidiary of Odyssey (the “Merger”). The time at which the Merger becomes effective is referred to in this report as the “Effective Time.” A special meeting of Odyssey stockholders to vote on proposals related to the Merger is scheduled for December 2, 2026. The Merger is expected to be completed following the stockholder meeting, subject to receipt of the required stockholder approval and the satisfaction or waiver of the other applicable closing conditions.

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

Odyssey Note Purchase Agreement

On April 8, 2026, in connection with the Merger Agreement, Odyssey and AOM entered into a note purchase agreement (as amended on September 8 2026, the “Odyssey Note Purchase Agreement”) pursuant to which Odyssey issued and sold to AOM a secured promissory note (the “Initial Odyssey Note”) in an amount of up to $5.0 million (the “Initial Odyssey Note Purchase Price”).

The Odyssey Note Purchase Agreement also provides that, at AOM’s option, AOM may purchase from Odyssey one or more additional secured promissory notes (the “Pre-Closing Odyssey Notes” and, together with the Initial Odyssey Note, the “AOM Senior Secured Notes”) in an aggregate amount of up to $5.0 million for a total aggregate amount of up to $10.0 million, or such greater amount as AOM may agree to in writing, in its sole discretion under the AOM Senior Secured Notes). Odyssey’s obligations under the AOM Senior Secured Notes are secured by a security interest in substantially all of Odyssey’s assets.

At an initial closing on May 12, 2026, AOM paid Odyssey a portion of the Initial Odyssey Note Purchase Price in the amount of $2.5 million. As of September 30, 2026, $10.2 million had been funded under the AOM Senior Secured Notes. AOM funded an additional $0.3 million under the AOM Senior Secured Notes on October 26, 2026.

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

OML Equity Exchange Agreement

On April 8, 2026, in connection with the Merger Agreement, Odyssey, OML, and certain of the members of OML (the “OML Members”) entered into an equity exchange agreement (the “OML Equity Exchange Agreement”), which provides that, on or prior to May 6, 2026, OML Members may elect to exchange their OML Units for shares of Odyssey Common Stock as soon as practicable after the effective date of the Merger. In exchange for their OML Units, Odyssey will deliver to each of the OML Members a number of shares of Odyssey Common Stock equal to the number of OML Units such OML Member elects to exchange multiplied by a fraction, the numerator of which is $20.45, being the agreed value per unit of OML Units, and the denominator of which is $27.50, being the price per share of Odyssey Common Stock to be paid by investors in the PIPE Financing, subject to further adjustment in certain circumstances.

OML Members have agreed to exchange an aggregate 4,865,900 OML Units for 3,618,460 shares of Odyssey Common Stock, representing approximately 75.9% of the total OML Units outstanding with the remaining OML Units held by either Odyssey or AOM. Because the transactions contemplated by the OML Equity Exchange Agreement have not been consummated, no asset or liability to the OML Equity Exchange Agreement has been recognized.

CIC Equity Exchange Agreement

On April 8, 2026, in connection with the Merger Agreement, Odyssey, CIC Limited, and certain of the stockholders of CIC (the “CIC Stockholders”) entered into an equity exchange agreement (the “CIC Equity Exchange Agreement”), which provides that CIC Stockholders may elect to exchange their shares of common stock of CIC (“CIC Shares”) for shares of Odyssey Common Stock on or prior to May 6, 2026, as soon as practicable after the effective date of the Merger. In exchange for their CIC Shares, Odyssey will deliver to each of the CIC Stockholders a number of shares of Odyssey Common Stock equal to the number of CIC Shares such CIC Stockholder wishes to exchange multiplied by a fraction, the numerator of which is $1.22, being the agreed value per CIC Share, and the denominator of which is $27.50, being the price per share of Odyssey Common Stock paid by investors in the PIPE Financing, subject to further adjustment in certain circumstances and certain limits to comply with the applicable listing rules.

CIC Stockholders have agreed to exchange an aggregate 39,403,671 CIC Shares for 1,748,090 shares of Odyssey Common Stock, representing approximately 29.8% of the total CIC Shares outstanding. Because the transactions contemplated by the CIC Equity Exchange Agreement have not been consummated, no asset or liability related to CIC Equity Exchange Agreement has been recognized.

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

The valuation of CIC Limited on any date on which Odyssey exercises the CIC Limited Option will be (a) $200.0 million, if the applicable exercise date is prior to the approval, by the Cook Islands Seabed Mineral Authority (the “SBMA”), of a pre-feasibility study, or (b) $225.0 million, if the applicable exercise date is after the approval of such pre-feasibility study and before the issuance, by the SBMA, of a trial harvesting license, or (c) $300.0 million, if the applicable exercise date is after the issuance of such trial harvesting license. The purchase price payable in connection with the exercise of the CIC Limited Option granted to Odyssey will be payable by Odyssey in a combination of (a) cash and (b) shares of Odyssey Common Stock, in such amounts and proportions as determined by Odyssey in its sole and absolute discretion. Because the transactions contemplated by the CIC Limited Option Agreement have not been consummated, no asset or liability related to CIC Limited Option Agreement has been recognized.

CIC LLC Option Agreement

On April 8, 2026, in connection with the Merger Agreement, Odyssey and CIC LLC entered into an option agreement (“CIC LLC Option Agreement”) pursuant to which at any time and from time to time following the six (6)-month period following the completion of the Merger, Odyssey has the right, but not the obligation, to purchase CIC Limited Shares from CIC LLC (the “CIC LLC Option”) at a purchase price per share equal to the valuation of CIC Limited divided by the total number of issued and outstanding shares of CIC Limited, assuming full conversion or exercise of all outstanding options, warrants, convertible securities, or similar rights.

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

Our consolidated non-restricted cash balance at September 30, 2026 was $1.1 million. We had a working capital deficit at September 30, 2026 of $26.4 million. The total consolidated book value of our assets was approximately $11.6 million at September 30, 2026, including cash of $1.1 million.

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

Operating Lease Revenue

During the nine months ended September 30, 2026, the Company entered into an agreement with Kiva Marine Limited (“Kiva”), a subsidiary of OML (as defined below) and therefore a related party, that provides Kiva the right to use two autonomous benthic mini-landers during a deployment period of June through October 2026. Management concluded that the agreement contains an operating lease under ASC 842 and that certain mobilization, training, technical support and related services represent separate non-lease components accounted for under ASC 606.

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

On July 16, 2026, Bismarck Mining Corporation submitted an application to renew the Bismarck Exploration License to the Papua New Guinea Mineral Resources Authority (“MRA”). The Company has received confirmation that the application was accepted for review by the MRA. Under applicable Papua New Guinea mining regulations, the rights associated with the license remain in effect while the renewal application is under consideration by the MRA.

The Bismarck Exploration License is not dependent upon another asset or group of assets that could potentially limit the useful life of the exploration license. The Bismarck Exploration License is tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired, per the guidance of the ASC 350. The Company did not have any impairment indicators for the three and nine months ended September 30, 2026 and 2025.

Investment in Unconsolidated Entities

As discussed in Note 5 – Investment In Unconsolidated Entities, the Company has cost basis method investments and equity method investments with related parties. As of September 30, 2026 and December 31, 2025, there were no variable interest entities (“VIEs”) for which the Company was the primary beneficiary. We also review these investments for any potential impairment annually, or earlier if a triggering event is observed.

Refer to Note 6 – Joint Venture, for details on the Company’s joint venture with Capital Latinoamericano, S.A. de C.V. (“CapLat”) and certain affiliates of the Company.

Long-Lived Assets

We did not have any impairment indicators related to long-lived assets for the three and nine months ended September 30, 2026 and 2025.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Average market price during the period	$19.16	$40.25	$28.86	$25.50
Option awards	96,601	86,383	96,601	86,383
Unvested restricted stock awards	4,393	—	4,393	—
Convertible notes	—	218,985	—	218,985
Common Stock Warrant related	270,625	410,695	376,362	429,095
Put Options	—	—	—	154,875
Equity exchange rights in connection with Mexican Corporate Transaction	73,647	73,645	73,647	25,627

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss attributable to Odyssey Marine Exploration, Inc.	$(4,642,891)	$(13,072,746)	$(13,605,332)	$(25,679,139)
Numerator:
Basic net loss available to stockholders	$(4,642,891)	$(13,072,746)	$(13,605,332)	$(25,679,139)
Diluted net loss income available to stockholders	$(4,642,891)	$(13,072,746)	$(13,605,332)	$(25,679,139)

Denominator:
Weighted average common shares outstanding – Basic	2,347,652	1,663,315	2,319,992	1,354,309
Weighted average common shares outstanding – Diluted	2,347,652	1,663,315	2,319,992	1,354,309

Net loss per share:
Basic	$(1.98)	$(7.86)	$(5.86)	$(18.96)
Diluted	$(1.98)	$(7.86)	$(5.86)	$(18.96)

Segment Reporting

The Company evaluates the products and services that produce its revenue and the geographical regions in which the Company operates to determine reportable segments in accordance with ASC 280, Segment Reporting. Based on that evaluation, the Company has determined that it has only one operating segment.

See Note 16 – Segment Reporting, for further discussion related to the segment information.

NOTE 3 – OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid assets	$93,392	$637,834
Other	134,775	104,707
Deposits	30,075	30,075
Total other current assets	$258,242	$772,616

All prepaid expenses are amortized on a straight-line basis over the term of the underlying agreements. Deposits may be held by various entities for equipment, services, and in accordance with agreements in the normal course of business.

NOTE 4 – RELATED PARTY TRANSACTIONS

CIC Limited

The Company has provided services to and owns approximately 14.2% of the equity interests in CIC Limited (“CIC”), a deep-sea mineral exploration company. The Company’s lead director, Mark B. Justh, indirectly owns approximately 9.2% of CIC. We believe Mr. Justh’s indirect ownership in CIC does not impair his independence under applicable rules, and Odyssey’s board of directors has formed a special committee of disinterested directors to address any matters relating to CIC.

The Company provided services to CIC during the three and nine months ended September 30, 2025, in accordance with the terms of a Services Agreement pursuant to which Odyssey provided certain back-office services to CIC in exchange for a recurring monthly fee, as well as other deep-sea mineral-related services on a cost-plus profit basis and was compensated for these services with a combination of cash and equity in CIC. The Services Agreement expired by its terms on August 1, 2025.

On September 21, 2026, the Company entered into a new Master Services Agreement with CIC. No services were billed or invoiced under the new agreement during the three and nine months ended September 30, 2026. Future services provided under the agreement will be compensated pursuant to the terms of the new Master Services Agreement.

There were no services invoiced to CIC for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company invoiced CIC for services a total of $0.0 million and $0.3 million, which is recorded in Marine services in our condensed consolidated statements of operations. The Company was paid in equity for its services. In addition, the Company had the option to accept equity for payment of cash expenditures due from CIC in lieu of cash. The Company did not opt to accept equity from CIC in lieu of cash for its cash expenditures.

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

Ocean Minerals, LLC

The Company provides services to Ocean Minerals, LLC (“OML”), a deep-sea mineral exploration company in which it holds approximately 4.8% of the equity interests (see Note 5 – Investment In Unconsolidated Entities). The Company provides these services to OML on a cost-plus profit basis, and the Company will be compensated for these services with equity in OML.

During the three months ended September 30, 2026 and 2025, the Company invoiced OML for services a total of $65,696 and $23,475, respectively, and $147,529 and $68,475 for the nine months ended September 30, 2026 and 2025, respectively, which are recorded in Marine services in our condensed consolidated statements of operations.

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

Certain Stockholders

We have entered into financing transactions with certain stockholders that beneficially own more than five percent of our outstanding Common Stock as of September 30, 2026, as disclosed in the most recent individual stockholder’s Form 3, Schedule 13D or Schedule 13G as filed with the SEC:

•
FourWorld Capital Management LLC (“FourWorld”) beneficially owns less than 5.0% of our Common Stock as of September 30, 2026, and therefore not considered a related party; however, at certain periods during 2025, it held more than 5% of our Common Stock.
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

2022 Warrants

As of both September 30, 2026 and December 31, 2025, FourWorld and Two Seas held 2022 Warrants to purchase 8,232 and 17,910 shares of the Company’s Common Stock, respectively, at an exercise price of $83.75 per share.

March 2023 Note Purchase Agreement

On March 6, 2023, the Company entered into the March 2023 Note Purchase Agreement (as defined below), pursuant to which we issued the March 2023 Note and the March 2023 Warrants (each as defined below). FourWorld, Two Seas and Greywolf each purchased portions of the March 2023 Note and March 2023 Warrants. As of December 31, 2025, all indebtedness under the March 2023 Notes had been converted and carried a zero balance. As such, there was no interest expense related to the March 2023 Notes for the three and nine months ended September 30, 2026. Interest expense, principal and interest payments during the three and nine months ended September 30, 2025 are detailed below.

•
FourWorld:
o
Interest expense for the March 2023 Note held by FourWorld amounted to $30,474 and $88,062 three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2025, $85,656 of interest expense was capitalized to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the nine months ended September 30, 2025.
o
As of December 31, 2025, FourWorld had exercised all March 2023 Warrants it previously held.
•
Two Seas:
o
Interest expense for the March 2023 Note held by Two Seas amounted to $71,015 and $216,267 for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2025, $216,124 of interest was capitalized to principal as paid-in-kind, and none was paid in cash. There were no cash principal payments made during the nine months ended September 30, 2025.
o
As of December 31, 2025, Two Seas had converted all of its outstanding March 2023 Notes to shares of the Company’s Common Stock.
o
In April 2025, Two Seas exercised March 2023 warrants to purchase 18,400 shares of Common Stock at an exercise price of $27.50 per share. During the nine months ended September 30, 2026, Two Seas exercised March 2023 Warrants to purchase 10,701 shares of our Common Stock at an exercise price of $27.50 per share. As such, as of September 30, 2026, Two Seas did not hold any March 2023 Warrants.
•
Greywolf:
o
Interest expense for the March 2023 Note held by Greywolf amounted to $86,182 and $459,438 for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2025, $555,375 of interest was added to principal as paid-in-kind, and $86,182 was paid in cash. There were no cash principal payments made during the nine months ended September 30, 2025.
o
As of December 31, 2025, Greywolf had converted all its outstanding March 2023 Notes into shares of the Company’s Common Stock.
o
During the nine months ended September 30, 2026, Greywolf exercised March 2023 Warrants to purchase 74,074 shares of our Common Stock at an exercise price of $27.50 per share. As such, as of September 30, 2026, Greywolf did not hold any March 2023 Warrants.

December 2023 Note Purchase Agreement

On December 1, 2023, we entered into the December 2023 Note Purchase Agreement (as defined below), pursuant to which we issued the December 2023 Note and the December 2023 Warrants (each as defined below). FourWorld, Two Seas and Greywolf each purchased portions of the December 2023 Note and December 2023 Warrants. As of December 31, 2025, all indebtedness under the December 2023 Notes had been converted and carried a zero balance. As such, there was no interest expense related to the December 2023 Notes for the three and nine months ended September 30, 2026. Interest expense, principal and interest payments during the three and nine months ended September 30, 2025 are detailed below.

•
FourWorld:
o
Interest expense for the December 2023 Notes held by FourWorld amounted to $16,464 and $47,575 for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2025, $46,292 of interest expense was capitalized to principal as paid-in-kind and none was paid in cash. There were no cash principal payments made during the nine months ended September 30, 2025.
o
As of September 30, 2026, FourWorld held December 2023 Warrants to purchase 705 shares of our Common Stock at an exercise price of $51.25 per share, respectively.
•
Two Seas:
o
Interest expense for the December 2023 Notes held by Two Seas amounted to $65,854 and $190,301 for the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025, $185,167 of interest expense was added to principal as paid-in-kind, and none was paid in cash. There were no cash principal payments made during the nine months ended September 30, 2025.
o
As of December 31, 2025, Two Seas had converted all of its outstanding December 2023 Notes to shares of the Company’s Common Stock.
o
During the nine months ended September 30, 2026, Two Seas exercised December 2023 Warrants to purchase 5,618 shares of the Company’s Common Stock at an exercise price of $30.75 per share.
o
As of September 30, 2026, Two Seas held December 2023 Warrants to purchase 13,206 shares and 2,821 shares of our Common Stock at an exercise price of $30.75 per share and $51.25 per share, respectively.
•
Greywolf:
o
Interest expense for the December 2023 Note held by Greywolf amounted to $7,516 and $69,739 for the three and nine months ended September 30, 2025, respectively. During the nine months ended September 30, 2025, $92,584 of interest was added to principal as paid-in-kind and $7,516 was paid in cash. There were no cash principal payments made during the three months ended September 30, 2025.
o
As of December 31, 2025, Greywolf had converted all its outstanding December 2023 Notes into shares of the Company’s Common Stock.
o
As of September 30, 2026, Greywolf held December 2023 Warrants to purchase 9,412 shares and 1,410 shares of our Common Stock at an exercise price of $30.75 per share and $51.25 per share, respectively.

Interests of Odyssey Director in the Merger

Mark B. Justh has served as the Company’s lead outside director since June 2015 and as chairman of the audit committee of the Board since June 2023. Mr. Justh owns approximately 6.89% of the issued and outstanding shares of common stock of AOM (refer to Note 1), and was appointed the Chief Executive Officer of AOM effective as of October 2025.

NOTE 5 – INVESTMENT IN UNCONSOLIDATED ENTITIES

	September 30, 2026	December 31, 2025
Phosagmex, S.A.P.I. de C.V.	$(1,235,138)	$(984,113)
CIC Limited	4,815,949	5,265,949
Ocean Minerals, LLC	3,859,294	4,536,912
Investment in unconsolidated entities	$7,440,105	$8,818,748

Phosagmex, S.A.P.I. de C.V.

On June 4, 2025, the Company and certain of its affiliates formed Phosagmex as the joint venture contemplated by the JV Agreement. Refer to Note 6 – Joint Venture for further information, including summarized financial information.

CIC Limited

CIC Limited (“CIC”) is pursuing deep water exploration pursuant to permits in foreign waters. The Company held an ownership interest in CIC of approximately 14.2% and 15.7% as of September 30, 2026 and December 31, 2025, respectively. Due to the structure of CIC, the Company determined this venture to be a variable interest entity (“VIE”) consistent with ASC 810. The Company has determined it is not the primary beneficiary of the VIE and, therefore, has not consolidated this entity. The Company records its investment under the cost method as CIC is incorporated and we have determined we do not exercise significant influence over the entity. The Company assesses its investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded.

The Company also provided services to CIC during 2025, as detailed in Note 4 – Related Party Transactions. We assess our investment for impairment annually and, if a loss in value is deemed other than temporary, an impairment charge will be recorded.

Ocean Minerals, LLC

As of September 30, 2026 and December 31, 2025, the Company owned approximately 4.8% and 7.0%, respectively, of the issued and outstanding membership interest units of OML; the reduction in the Company’s ownership interest is due to additional units issued by OML to AOM in March 2026 in connection with the Merger. The Company determined that OML is a VIE as it does not have sufficient equity at risk to permit OML to finance its activities without additional subordinated financial support. However, Odyssey lacks the power to direct the activities that most significantly impact OML’s economic performance, it is not the primary beneficiary of OML and therefore is not required to consolidate OML. We record our investment under the equity method. As a result, OML is considered a related party.

Equity Method of Accounting

At September 30, 2026 and December 31, 2025, the Company’s investment in OML was $3.9 million and $4.5 million, respectively, which was classified as an investment in unconsolidated entities in our condensed consolidated balance sheets.

Based on preliminary financial information for OML, we recognized losses on equity method investment of $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.7 million and $0.4 million, for the nine months ended September 30, 2026 and 2025, respectively, in the condensed consolidated statements of operations for our proportionate share of the net loss of OML. Our proportionate share of the net loss of our equity method investee can have a significant impact on the amount of Loss on Equity Method Investment in our condensed consolidated statement of operations and our carrying value of those investments. We eliminated from our financial results all significant intercompany transactions to the extent of our ownership interest.

The following tables provide preliminary summarized financial information for OML, the Company’s equity method accounted investee, not adjusted for the percentage ownership of the Company, compiled from OML’s financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$4,578,866	$424,838	$5,083,562	$830,687
General expenses	$(3,175,017)	$(457,911)	$(7,871,224)	$(1,508,519)
Payroll expenses	$(762,830)	$(554,721)	$(2,093,749)	$(1,759,004)
Net Loss	$(3,871,221)	$(718,764)	$(12,432,634)	$(5,152,232)

	As of
	September 30, 2026	December 31, 2025
Total Assets	$20,501,039	$16,721,973
Total Liabilities	$11,565,633	$15,461,861

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

Accounting Treatment

The Company accounts for its investment in the joint venture by adjusting its investment for its share of Phosagmex’s financial activity, basis differences, eliminating intra-entity profits or losses until realized through transactions with third parties, and evaluating for impairment.

Based on most recently available financial information for Phosagmex, we recognized losses of $73,496 and $0.3 million on equity method investment for the three and nine months ended September 30, 2026, respectively, in the condensed consolidated statements of operations for our proportionate share of the net loss of Phosagmex.

Summarized Financial Information

The following tables provide summarized financial information for Phosagmex, without adjustment for the Company’s percentage ownership, compiled from Phosagmex’s financial statements.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Revenue	$—	$—
General and administrative expenses	$(143,231)	$(190,908)
Foreign currency translation loss	$(3,761)	$(1,684)
Net loss	$(146,992)	$(192,592)

As of
September 30, 2026
Total Assets	$2,351,894
Total Liabilities	$284,413

NOTE 7 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for temporary differences between condensed consolidated financial statements carrying amounts and tax bases of assets and liabilities.

During the nine months ended September 30, 2026, we generated federal net operating losses (“NOL”) of $18.5 million and foreign NOL carryforwards of $1.0 million. As of September 30, 2026, we had consolidated income tax NOL carryforwards for federal tax purposes of approximately $228.9 million and net operating loss carryforwards for foreign income tax purposes of approximately $30.1 million. From 2026 through 2027, approximately $26.4 million of the NOL will expire, and from 2028 through 2037, approximately $128.0 million of the NOL will expire. The NOL generated in 2018 through 2026 of approximately $74.5 million will be carried forward indefinitely. Of the foreign NOL, $27.0 million has a limited carryforward period and will begin to expire in 2026.

During the fourth quarter of 2025, the Company experienced an ownership change involving a five‑percent stockholder that resulted in an increase in ownership in excess of 50 percentage points, as defined under Section 382 of the Internal Revenue Code. Based on this ownership change, which occurred on October 14, 2025, the Company determined that the utilization of certain pre‑change tax attributes, including net operating loss and tax credit carryforwards, became subject to limitation under Section 382 and similar state income tax provisions.

During 2026, the Company completed its Section 382 analysis and determined that its pre-change tax attributes are subject to an annual limitation of approximately $6.4 million. The Company evaluated the impact of this limitation on its deferred tax assets and valuation allowance and concluded that no adjustment to the accompanying condensed consolidated financial statements was required. Because the Company maintains a full valuation allowance against its deferred tax assets due to cumulative losses and insufficient positive evidence supporting realizability, the Section 382 limitation does not impact the Company’s Balance Sheet, income tax provision, or net deferred tax asset position as of September 30, 2026. This limitation does not consider any potential additional limitations that may result from the Merger.

In addition, the Company evaluated the impact of the October 14, 2025 ownership change and the resulting Section 382 limitation on its uncertain tax positions. As of September 30, 2026, the Company had not recorded any changes to its unrecognized tax benefits as a result of the Section 382 limitation. The Company continues to maintain a full valuation allowance against its deferred tax assets.

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

Lease commitments

One of the Company’s lease agreements, as extended, expired on July 31, 2026. On August 1, 2026, the Company entered into an extension for a one-year period ending July 31, 2027. As a result, using the short-term exception under ASC 842, Leases, the Company did not record a right-of-use (“ROU”) asset and lease obligation as of September 30, 2026.

The Company recognized $45,070 and $54,619 in rent expense associated with the Company’s leases for the three months ended September 30, 2026 and 2025, respectively, and $132,609 and $164,465 for the nine months ended September 30, 2026 and 2025, respectively, which were recorded in Marketing, general and administrative expenses on the condensed consolidated statement of operations. Future payments under the short-term leases will be $43,472 for the remainder of 2026 and $101,435 for the year ended 2027.

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

NOTE 9 – LOANS PAYABLE

The Company’s consolidated loans payable consisted of the following carrying values at:

	September 30, 2026	December 31, 2025
Emergency Injury Disaster Loan	$150,000	$150,000
AFCO Insurance note payable	51,600	522,356
AOM Senior Secured Notes	10,390,310	—
Finance liability (Note 15)	4,417,922	4,323,042
Total Loans payable	$15,009,832	$4,995,398
Less: Current portion of loans payable	(14,859,832)	(1,062,356)
Loans payable—long term	$150,000	$3,933,042

AOM Senior Secured Notes

On April 8, 2026, the Company entered into the Odyssey Note Purchase Agreement with AOM as amended on September 8, 2026, (see Note 1, Merger Agreement and Related Transactions), pursuant to which the Company may issue up to $10.0 million aggregate principal amount of AOM Senior Secured Notes or such greater amounts as AOM may agree to in writing in its sole discretion. The AOM Senior Secured Notes bear interest at 8.0% per annum and mature on the earlier of (i) April 8, 2027 or (ii) the Effective Time. Accrued interest is capitalized quarterly and paid in kind by adding the amount of accrued interest to the outstanding principal balance. The Odyssey Notes are secured by substantially all of the Company’s assets, subject to certain exclusions.

During the nine months ended September 30, 2026, the Company received aggregate proceeds of $10.2 million under the Odyssey Note Purchase Agreement. No principal repayments were made during the period.

As of September 30, 2026, the outstanding principal balance of the AOM Senior Secured Notes was approximately $10.4 million. Interest expense related to the AOM Senior Secured Notes was $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, which amounts were capitalized and paid in kind by adding such amounts to the outstanding principal balance on the first day of the subsequent quarter. The Company did not incur any debt issuance costs, and no debt discount or premium was recorded in connection with the financing.

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

As of December 31, 2025, there were 100,119 March 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet. During the nine months ended September 30, 2026, holders of the March 2023 Warrants exercised an aggregate of 89,536 warrants with exercise price of $27.50 for a total purchase price of $2,462,257, and 10,582 March 2023 Warrants expired unexercised. As of September 30, 2026, there were no March 2023 Warrants outstanding.

The change in fair value of the March 2023 Warrants for the three months ended September 30, 2026 and 2025 was zero and an increase of $1.1 million, respectively, and a decrease of $1.0 million and an increase of $2.4 million, respectively, for the nine months ended September 30, 2026 and 2025, respectively, which have been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at September 30, 2026 and December 31, 2025 was zero and $2.2 million, respectively.

For the three and nine months ended September 30, 2025, we incurred $0.4 million and $1.1 million, respectively, of interest expense from the amortization of the debt discount, and $27,686 and $82,158 of interest from the fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

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

As of December 31, 2025, there were 60,228 December 2023 Warrants outstanding. During the nine months ended September 30, 2026, holders of the December 2023 Warrants exercised an aggregate of 5,618 warrants with exercise price of $30.75 for a total purchase price of $172,744. As of September 30, 2026, there were 54,610 December 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet.

The change in fair value of the December 2023 Warrants for the three months ended September 30, 2026 and 2025 was a decrease of $0.2 million and an increase of $1.2 million, respectively, and a decrease of $2.0 million and an increase of $2.0 million, respectively for the nine months ended September 30, 2026 and 2025, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at September 30, 2026 and December 31, 2025, was $23,203 and $2.1 million, respectively.

For the three and nine months ended September 30, 2025, we recorded $0.1 million and $0.3 million of interest expense from the amortization of the debt discount and $10,380 and $30,802 of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

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

The Company’s principal balance on the EIDL Loan was $0.2 million as of September 30, 2026 and December 31, 2025, and is recorded in Loans payable on the condensed consolidated balance sheets.

AFCO Insurance Note Payable

On November 1, 2025, we entered into a new premium finance agreement with AFCO, pursuant to which AFCO agreed to finance the D&O insurance premiums evidenced by the promissory note in the amount of $0.6 million to be repaid equally over an

11-month period, bearing interest at a rate of 6.11% per annum, maturing on October 31, 2026. The remaining balance was paid on October 1, 2026.

NOTE 10 – FAIR VALUE MEASUREMENTS

The Company did not have any financial assets measured on a recurring basis. The following tables summarize our fair value hierarchy for our financial liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

		Fair Value at
	Level	September 30, 2026	December 31, 2025
Liabilities
Litigation financing	3	$67,419,137	$63,287,048
2022 Warrants	3	120,373	7,833,301
March 2023 Warrants	3	—	2,217,838
December 2023 Warrants	3	23,203	2,099,221
Total of fair valued liabilities		$67,562,713	$75,437,408

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

Items not included in the above disclosures include cash and cash equivalents, accounts and other related party receivables, other current assets and accounts payable. The carrying values of those items, as reflected in the condensed consolidated balance sheets, approximate their fair value at September 30, 2026 and December 31, 2025. The fair value of assets and liabilities whose carrying value approximates fair value is determined using Level 2 inputs, with the exception of cash and cash equivalents, which is determined using Level 1.

Changes in our Level 3 fair value measurements were as follows:

	March 2023 Warrants	December 2023 Warrants	March 2023 Conversion Option	December 2023 Conversion Option	Litigation financing	2022 Warrants	Total
Balance as of December 31, 2025	$2,217,838	$2,099,221	$—	$—	$63,287,048	$7,833,301	$75,437,408
Warrants Exercised	(1,247,388)	(120,912)	—	—	—	—	(1,368,300)
Issuance of new funding	—	—	—	—	13,704	—	13,704
Change in fair value	(970,450)	(1,676,062)	—	—	2,105,402	(6,947,095)	(7,488,205)
Balance as of March 31, 2026	—	302,247	—	—	65,406,154	886,206	66,594,607
Issuance of new funding	—	—	—	—	1,879	—	1,879
Change in fair value	—	(89,954)	—	—	1,392,241	(303,149)	999,138
Balance as of June 30, 2026	—	212,293	—	—	66,800,274	583,057	67,595,624
Issuance of new funding	—	—	—	—	4,025	—	4,025
Change in fair value	—	(189,090)	—	—	614,838	(462,684)	(36,936)
Balance as of September 30, 2026	$—	$23,203	$—	$—	$67,419,137	$120,373	$67,562,713

Balance as of December 31, 2024	$1,910,950	$827,036	$2,745,000	$307,000	$56,950,377	$2,060,773	$64,801,136
Change in fair value	(967,708)	(420,606)	(2,317,000)	(141,000)	1,713,439	(1,090,063)	(3,222,938)
Balance as of March 31, 2025	943,242	406,430	428,000	166,000	58,663,816	970,710	61,578,198
Warrants Exercised	(615,685)	—	—	—	—	—	(615,685)
Change in fair value	2,249,835	1,205,399	2,667,000	343,000	806,206	3,413,384	10,684,824
Balance as of June 30, 2025	2,577,392	1,611,829	3,095,000	509,000	59,470,022	4,384,094	71,647,337
Change in fair value	1,131,223	1,174,097	(2,109,000)	(21,000)	5,246,833	3,322,679	8,744,832
Balance as of September 30, 2025	$3,708,615	$2,785,926	$986,000	$488,000	$64,716,855	$7,706,773	$80,392,169

Additional information about the litigation financing liability is included in Note 11 – Derivative Financial Instruments.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

Litigation financing

On June 14, 2019, Odyssey and Exploraciones Oceánicas S. de R.L. de C.V., our Mexican subsidiary (“ExO” and, together with Odyssey, the “Claimholder”), and Poplar Falls LLC (the “Funder”) entered into an International Claims Enforcement Agreement (as amended and restated in January 2020, December 2020 and June 2021, the “ICEA”), pursuant to which the Funder agreed to provide financial assistance to the Claimholder to facilitate the prosecution and recovery of our arbitration claim against the United Mexican States under Chapter Eleven of the North American Free Trade Agreement (“NAFTA”) for violations of the Claimholder’s rights under NAFTA, on our own behalf and on behalf of ExO (the “Subject Claim”). Pursuant to the ICEA, the Funder agreed to fund specified fees and expenses relating to the Subject Claim (the “Claims Payments”) in an aggregate amount of up to $25 million (the “Maximum Investment Amount”) in various phases. As of September 30, 2026, the Funder has made Claim Payments in the aggregate amount of approximately $25.0 million.

Accounting

The Company determined that the financing arrangement is a derivative, measured at fair value within the scope of ASC 815, Derivatives and Hedging. Subsequently, any changes in the fair value of the derivative are reported in earnings for the period. Fair value was calculated as the midpoint of estimated ranges of the probability-weighted present value of potential results based on management assumptions. As such, the fair value of the obligation is recorded in our condensed consolidated balance sheet in Litigation financing and as of September 30, 2026 and December 31, 2025 amounted to $67.4 million and $63.3 million, respectively, with changes in the fair value of increases of $0.6 million and $5.2 million for the three months ended September 30, 2026 and 2025, respectively and increases of $4.1 million and $7.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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

NOTE 12 – ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2026	December 31, 2025
Compensation and incentives	$1,848	$1,052,226
Professional services	2,184,961	466,060
Deposits	—	525,000
Other	892	3,226
Exploration license fees	8,095,936	7,799,508
Total accrued expenses	$10,283,637	$9,846,020

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

NOTE 13 – STOCKHOLDERS’ EQUITY/(DEFICIT)

Share-Based Compensation

The Company recorded total share-based compensation expense related to our options and restricted stock units of $0.1 million and $45,742 for the three months ended September 30, 2026 and 2025, respectively, and of $0.4 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. In addition, the Company incurred expense for share-based payments to directors amounting to approximately $60,000 and $10,000 for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $27,284 for the nine months ended September 30, 2026 and 2025, respectively.

Restricted Stock Units (“RSU”)

During the nine months ended September 30, 2026, we granted an aggregate of 4,478 RSUs to three directors, which vested immediately upon being granted. The estimated fair value of each RSU was calculated using the share price at the date of the grant.

The following is a summary of the restricted stock awards activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	8,480	$50.50
Granted	4,478	$30.40
Vested	(4,478)	$30.40
Cancelled	—	$—
Unvested at September 30, 2026	8,480	$50.50

Options

The following is a summary of the stock option activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2025	110,575	$66.63	3.47
Granted	—	$—
Exercised	(13,200)	$10.35
Cancelled	(476)	$50.50
Outstanding at September 30, 2026	96,899	$74.32	2.44
Options exercisable at September 30, 2026	71,353	$81.34	2.01

Warrants

The following is a summary of changes in warrants outstanding for the nine months ended September 30, 2026:

	Number of	Weighted-Average
	Warrants	Exercise Price
Balance at December 31, 2025	376,360	$61.50
Issued	—	$—
Exercised	(95,154)	$27.75
Cancellation/Expiration	(10,582)	$27.50
Balance at September 30, 2026	270,624	$75.00

Refer to Note 10 – Fair Value Measurements, for changes in fair value during the three and nine months ended September 30, 2026 and 2025.

March 2023 Warrants and December 2023 Warrants

As of September 30, 2026, there were no March 2023 Warrants outstanding and 54,610 December 2023 Warrants outstanding with exercises prices ranging from $30.75 to $51.25.

2022 Warrants

As of September 30, 2026, there were 193,959 2022 Warrants outstanding, with an exercise price of $83.75 per unit. The 2022 Warrants are exercisable at any time until the close of business on June 10, 2027.

2020 Warrants

As of September 30, 2026, there were 22,055 2020 Warrants outstanding, with an exercise price of $99.75 per unit.

NOTE 14 – CONCENTRATION OF CREDIT RISK

We do not currently have any debt obligations with variable interest rates.

We had one customer during the three and nine months ended September 30, 2026, and two customers during the three and nine months ended September 30, 2025. OML was a customer in both periods, and CIC was an additional customer in 2025. Both are related parties (see Note 4 – Related Party Transactions) and accounted for 100% of our total revenue. These same customers accounted for 100% and 100.0% of the total accounts receivable balance as of September 30, 2026 and December 31, 2025, respectively.

As of both September 30, 2026 and December 31, 2025, the Company held cash in financial institutions that were over the federally insured limits. The Company has not incurred losses on these accounts.

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

As of September 30, 2026 and December 31, 2025, the carrying values of the financing liabilities were $4.4 million and $4.3 million. The monthly lease payments are split between a reduction of principal and interest expense using the effective interest rate method.

Remaining future cash payments related to the financing liability for the remainder of 2026 and thereafter are as follows:

Year Ending December 31,	Annual payment obligation
2026	$135,000
2027	4,710,000
Thereafter	—
$4,845,000

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

Significant expenses regularly reviewed by the CODM are Professional fees, Operations and research, excluding compensation which is reviewed separately, and employee compensation. The following table presents the details of the significant segment expenses, segment net revenues, and the segment performance measure, net loss, in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	108,913	$60,975	$209,268	$330,975

Less significant expenses:
Professional fees	2,622,299	879,408	12,578,483	2,711,849
Operations and research (excluding compensation)	387,628	646,610	1,359,839	1,579,264
Compensation:
Salaries and Wages	997,707	838,578	3,081,594	4,567,265
Share-based compensation	117,473	45,742	408,249	137,226
Total Compensation	1,115,180	884,320	3,489,843	4,704,491
Total Significant Expenses	4,125,107	2,410,338	17,428,165	8,995,604
Other segment items gain (1)	594,515	11,158,823	(3,356,710)	22,398,708
Total Significant Expenses and Other Segment Items	$4,719,622	$13,569,161	$14,071,455	$31,394,312

Net Income (Loss)	$(4,610,709)	$(13,508,186)	$(13,862,187)	$(31,063,337)

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

NOTE 17 – SUBSEQUENT EVENTS

Additional funding under AOM Senior Secured Notes

On October 26, 2026, the Company received an additional $0.3 million of funding under the AOM Senior Secured Notes.

Reverse Stock Split

The Company effected a 1-for-25 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”) that became effective at 5:00 p.m. EDT on October 28, 2026. Unless otherwise indicated, all share and per share data (except par value) in the accompanying financial statements and notes thereto for periods ended prior to October 29, 2026 have been adjusted to give retroactive effect to the Reverse Stock Split. As a result of the Reverse Stock Split, every twenty-five (25) shares of the Company’s Common Stock were converted into one share of the Company’s Common Stock. Holders of our Common Stock who otherwise would have held a fractional share of our Common Stock after giving effect to the Reverse Stock Split were entitled to receive a cash payment in lieu of any fractional shares. The Reverse Stock Split automatically and proportionately adjusted, based upon the 1-for-25 split ratio, all issued and outstanding shares of the Company’s Common Stock, as well as the terms of warrants and other derivative securities outstanding at the effective time of the Reverse Stock Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, warrants, and options to purchase shares of Common Stock.

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

Merger Agreement with American Ocean Minerals

On April 8, 2026, Odyssey, an Odyssey subsidiary (“Merger Sub”), and American Ocean Minerals Corporation (“AOM”), entered into an Agreement and Plan of Merger (as amended the “Merger Agreement”) pursuant to which Merger Sub will merge with and into AOM, with AOM surviving the proposed merger and becoming a direct, wholly owned subsidiary of Odyssey (the “Merger”). The time at which the Merger becomes effective is referred to in this report as the “Effective Time.” The Merger is expected to be completed in the fourth quarter of 2026, subject to the approval of Odyssey stockholders.

Additional Information and Where to Find It

In connection with the proposed transaction, Odyssey has filed a registration statement on Form S-4 with the SEC, which includes a preliminary proxy statement/prospectus of Odyssey. The registration statement was declared effective by the SEC on October 15, 2026, and Odyssey has filed and distributed the definitive proxy statement/prospectus to stockholders in connection with the special meeting of stockholders to consider the proposed transaction scheduled for December 2, 2026. Investors and stockholders are urged to read the registration statement, definitive proxy statement/prospectus and other relevant documents filed with the SEC because they contain important information regarding Odyssey, AOM and the proposed transaction. Copies of these documents may be obtained without charge from the SEC at www.sec.gov or from Odyssey’s proxy solicitor at OMEX.info@investor.sodali.com.

Participants in the Solicitation

Odyssey, AOM, and their respective directors and executive officers and other members of management and employees and certain of their respective significant stockholders may be deemed to be participants in the solicitation of proxies from Odyssey and AOM stockholders in respect of the proposed transaction under the rules of the SEC. Information about Odyssey’s directors and executive officers is available in Odyssey’s proxy statement, which was filed with the SEC on April 21, 2026, for the 2026 Annual Meeting of Stockholders, and Odyssey’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 31, 2026. Additional information regarding the persons who may, under the rules of the SEC, be deemed participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, is included in the registration statement and definitive proxy statement/prospectus and will be included in other relevant materials to be filed with the SEC regarding the proposed transaction. Investors should read the proxy statement/prospectus carefully before making any voting or investment decisions.

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

After the assignment of the concessions to Phosagmex is effective, Phosagmex will submit an application for an environmental permit to move forward with the Phosagmex project. Although the permit application will be based on the underlying exploration work and environmental research by ExO described below, the application will include certain significant changes to reflect the Phosagmex Project plan.

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

The information that follows relating to CIC’s project (the “CIC Project”) is derived, for the most part, from, and in some instances is an extract from, the Initial Assessment and Technical Report Summary for the EL1 Cook Islands Polymetallic Nodule Deposit, South Pacific Ocean, prepared by RSC Consulting Ltd and Dr. Simon Nielson for CIC Limited, with an effective date of December 31, 2025 as issued on February 9, 2026, and revised on September 3, 2026 (the “CIC Technical Report Summary”), which was prepared in accordance with the requirements of Regulation S-K Item 1300 (the “SEC Mining Rules”). Portions of the following information are based on assumptions, qualifications and procedures which are not fully described herein. Reference should be made to the full text of the CIC Technical Report Summary. The CIC Technical Report Summary is incorporated herein by reference and made a part hereof, and which was filed as Exhibit 96.1 to Odyssey’s Registration Statement on Form S‑4, as amended, which was declared effective by the SEC on October 15, 2026.

Location of the CIC Project

The CIC Project is located within the EEZ of the Cook Islands in the South Pacific Ocean. According to the CIC Technical Report Summary, the CIC Project is centered at approximately 17.5° south latitude and 160.5° west longitude, approximately 420 km north of Rarotonga, approximately 170 km north of Aitutaki, and 3,700 km northeast of Wellington, New Zealand. The CIC

Project area covers approximately 211,545 km2 and comprises 2,592 5’ x 5’ blocks grouped into ten contiguous block groups. The seafloor in the license area generally lies at depths between approximately 4,700 and 5,300 meters below sea level.

Permits and Mineral Rights

Title to the CIC Project is held through EL1 license, granted to CIC Limited by the SBMA, on behalf of the Cook Islands Government on February 23, 2022. The CIC Technical Report Summary states that the EL1 license expires on February 23, 2027, and that an application for license renewal may be made at least 90 days before expiry in accordance with Section 63 of the Seabed Minerals (Exploration) Regulations (2020). The EL1 license is subject to relinquishment obligations, including 20% relinquishment after three years of exploration activities and up to an additional 40% of the total CIC Project area by the end of the five-year license period, with the first relinquishment parameters as being under discussion between CIC and the SBMA according to the CIC Technical Report. Annual license fees payable to SBMA are NZD $80,000 plus 15% VAT (NZD $92,000). In connection with CIC Limited’s upcoming license renewal, CIC Limited anticipates paying (i) a renewal application fee of NZD $50,000 plus 15% VAT (NZD $57,500) and (ii) a renewal grant fee of NZD $207,360 plus 15% VAT (NZD $238,464), calculated based on the anticipated 60% reduction of the original license area resulting in 1,036 retained blocks. Following renewal, the annual license fee will remain NZD $80,000 plus 15% VAT (NZD $92,000) per annum.

To be eligible for upgrade of the exploration license to a mining license, CIC Limited must submit an application and satisfy the requirements of section 67 of the Seabed Minerals (Exploration) Regulations (2020) (Cook Islands), including: (a) collection and analysis of data and information to at least a pre-feasibility study level in all material respects; (b) completion in all material respects of studies and investigations relating to an environmental impact assessment for a mining license application; and (c) establishment of the existence of seabed mineral resources or reserves with the potential for commercial recovery.

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

History of previous exploration Activities in the CIC Project Area

According to the CIC Technical Report Summary, the CIC Project area, or any part thereof, has not been held by any operator other than CIC Limited. The report states that the only exploration within the CIC Project area that predates the exploration undertaken by CIC Limited was carried out by the Japan International Cooperation Agency (“JICA”), between 1986 and 2000. JICA conducted three expeditions to the CIC Project area using the RV Hakurei Maru No. 2 in 1986, 1990 and 2000. Samples were collected using box core, freefall grab, long core and armed dredge tools. Survey stations were placed based on datum lines every

1° in latitude and longitude, with infill sites on a 39.3 km grid.

Since 2022, CIC Limited has conducted four major offshore exploration expeditions, using box corers, free-fall grabs, multicorers and benthic sled sampling systems to collect polymetallic nodules, sediment and environmental samples. These activities have been supported by multibeam bathymetric mapping and seabed imaging, with additional autonomous underwater vehicle (AUV) surveys and trials, including a separate AUV deployment conducted under an SBMA Umbrella Scientific Research Permit. Exploration and resource-definition activities have been concentrated primarily in CBG04, while additional geological and environmental investigations have been undertaken in other parts of the license area, including CBG01 and CBG10. According to the CIC Technical Report, no commercial production of polymetallic nodules has occurred in the project area to date.

See Section 5 of the CIC Technical Report Summary for further specific information of the history of previous exploration of the CIC Project Area.

Geology

The CIC Project is a polymetallic nodule project located on the seabed within the Cook Islands EEZ in the South Pacific Ocean. According to the CIC Technical Report Summary, the Cook Islands are distinctive in having relatively ancient and stable ocean crust, coupled with very low modelled net export of organic material to the seabed and the interpreted influence of a long-lived deep-water ocean current. The CIC Project area consists principally of abyssal plains, together with scattered knolls, seamounts, depressions, hills and valleys, and fine pelagic sediments described as red or brown clay are the predominant sediment type in the CIC Project area.

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

Mineral Resource Estimate

According to the CIC Technical Report Summary, no mineral reserve estimate is reported, and the CIC Project remains at an early stage. The CIC Technical Report Summary discloses an inferred mineral resource of 1,950 Mt wet nodules at an average abundance of 19.9 kg/m², reported at a 13 kg/m2 cut-off, with metal grades of 0.46% Co, 0.19% Cu, 17.8% Fe, 15.7% Mn and 0.33% Ni, each with an effective date of December 31, 2025.

The mineral resource estimate for the CIC Project consists of declustered samples collected by JICA, as well as box core and freefall grab samples collected by CIC Limited during Expeditions 1, 3 and 4. The report further states that the mineral resource estimate is based on exploration, sampling and assaying information gathered through appropriate techniques, that the inferred mineral resource has not been significantly extrapolated beyond the limits of the samples collected, and that confidence in the estimate is not sufficient to permit application of technical and economic parameters useful for detailed mine planning as part of a pre-feasibility or feasibility studies.

Quality Control/Quality Assurance and Data Verification

The data supporting the EL1 inferred mineral resource estimate consist of both historical exploration data collected by JICA and more recent exploration data collected by CIC Limited. According to the CIC Technical Report, those datasets were evaluated separately and were assessed against the objective of supporting at least an inferred mineral resource classification under the SEC Mining Rules.

CIC Limited employed documented procedures for sample collection, handling, processing and analysis, and that the quality assurance and quality control framework was designed to support reliable collection, recording, processing and validation of exploration data. According to the report, sample preparation involved offshore recovery and handling, onshore processing at CIC Limited facilities in Rarotonga, and laboratory preparation and analysis at ALS Brisbane, which the report identifies as an ISO/IEC 17025-2017 and ISO 9001:2015 accredited laboratory. The report states that the analytical methods used for the CIC Project were fit for purpose for the project’s objectives.

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

References to the “MML Technical Report Summary” are to the Initial Assessment and Technical Report Summary for the EL3 Cook Islands Polymetallic Nodule Deposit, South Pacific Ocean, prepared by RSC Consulting Ltd for MML, with an effective date of December 31, 2025, as issued on May 6, 2026, and revised on September 3, 2026, which was prepared in accordance with the SEC Mining Rules, and was filed as Exhibit 96.2 to Odyssey’s Registration Statement on Form S‑4, as amended, which was declared effective by the SEC on October 15, 2026.

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

Location of the MML Project

The MML Project is located within the EEZ of the Cook Islands in the South Pacific Ocean. According to the MML

Technical Report Summary, the MML Project is confined to the boundary of the EL3 license, which covers an area of approximately 9,118 square miles, and forms part of a wider known deposit of polymetallic nodules within the Cook Islands’ EEZ. The MML Project is located on the seabed, more than 5,000 m below sea level. The MML Technical Report Summary states that the MML Project is located approximately 323 miles from Avarua, Rarotonga, 163 miles from Aitutaki, and 2,370 miles from Auckland, New Zealand, and that the center of the MML Project is located at approximately 16.5° S and 159.5° W.

Permits and Mineral Rights

Title to the MML Project is held through the EL3 license, granted to Moana Minerals Limited, a wholly owned Cook Islands registered company subsidiary of Ocean Minerals, LLC, by the SBMA, on behalf of the Cook Islands Government on February 23, 2022. The MML Technical Report Summary states that the MML exploration license is valid for a term of five years and expires on February 23, 2027, and that an application for license renewal may be made at least 90 days before expiry in accordance with Section 63 of the Seabed Minerals (Exploration) Regulations (2020). MML submitted its renewal application in accordance with the Regulations. Annual license fees payable to SBMA are NZD $80,000 plus 15% VAT (NZD $92,000). As of the date of this filing, MML is not subject to a predetermined relinquishment schedule in the EL3 license. However, pursuant to section 78 of the Seabed Minerals Act (Cook Islands), the SBMA may require MML to relinquish portions of the MML Project area over time as MML’s exploration and environmental programs advance.

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

See Schedule A of the MML Technical Report Summary for further specific information regarding the MML Project permits.

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

In mid-May 2026, MML commenced its first benthic campaign in the Cook Islands EEZ using the Anuanua Moana and a team of international scientists, together with autonomous underwater vehicle surveys to map and photograph the seafloor, and MML expects to complete further benthic and pelagic campaigns before the end of 2026 in support of an environmental impact assessment. MML is also testing six metallurgical processes, with results intended for inclusion in a pre-feasibility study for EL3.

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

For additional information regarding quality control, quality assurance and data verification applicable to the MML Project, refer to the MML Technical Report Summary.

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

On July 16, 2026, Bismarck Mining Corporation submitted an application to renew the Bismarck Exploration License to the Papua New Guinea Mineral Resources Authority ("MRA"). The Company received confirmation that the application was accepted for review by the MRA. Under applicable Papua New Guinea mining regulations, the rights associated with the license remain in effect while the renewal application is under consideration by the MRA.

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

The proposed lease area, located within the U.S. OCS off the Mid-Atlantic coast, is highly prospective for heavy mineral sands rich in titanium, zirconium and rare earth elements. Together, these materials are critical to U.S. national defense, and domestic manufacturing, underpinning U.S. manufacturing and agriculture—from aerospace alloys and smartphones to medical devices. Additionally, offshore sand and gravel resources, a by-product from the recovery process, can support coastal resiliency efforts.

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

Our consolidated non-restricted cash balance at September 30, 2026 was $1.1 million. We have a working capital deficit at September 30, 2026 of $26.4 million. The total consolidated book value of our assets was approximately $11.6 million at September 30, 2026, including cash of $1.1 million.

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,		Change
Increase/(Decrease) (in thousands)	2026	2025	$	%

Total revenue	$109	$61	$48	78.7%

Marketing, general and administrative	3,903	1,376	$2,527	183.6%
Operations and research	569	815	$(246)	(30.2)%
Total operating expenses	$4,472	$2,192	$2,280	104.0%
Total other (expense) income	(248)	(11,377)	$11,129	(97.8)%
Net (loss) income	(4,611)	(13,508)	$8,897	(65.9)%
Net (income) loss attributable to non-controlling interest	(32)	435	$(467)	(107.4)%
Net loss attributable to Odyssey Marine Exploration, Inc.	$(4,643)	$(13,073)	$8,430	(64.5)%

Revenue

Revenue for each period consisted primarily of amounts earned from marine research and project administration services provided to our customers and related parties, as well as lease revenue during the three months ended September 30, 2026. Revenue for the three months ended September 30, 2026 was approximately $109,000, an increase of approximately $48,000 as compared to $0.1 million for the three months ended September 30, 2025. The increase was primarily due to revenue from a new lease agreement with OML for two ABMLs, which became effective in the second quarter of 2026, including related mobilization and marine service fees.

OML, to which we provided marine services in both periods, is a deep-sea mineral exploration company that we consider to be a related party (see Note 4 – Related Party Transactions). CIC, also a deep-sea mineral exploration company and a related party, was an additional customer in the three months ended September 30, 2025. We entered into a new Master Services Agreement with CIC in September 2026.

Operating Expenses

Marketing, general and administrative expenses primarily comprise all costs within the following departments: Executive, Finance & Accounting, Legal, Information Technology, Human Resources, Marketing & Communications, Sales and Business Development. Marketing, general and administrative expenses for the three months ended September 30, 2026 were $3.9 million, an increase of $2.5 million as compared to the three months ended September 30, 2025. The increase was primarily due to higher professional and consulting fees related to the proposed merger with AOM, partially offset by lower spending in other operating expense categories.

Operations and research expenses are primarily focused on deep-sea mineral exploration, which include minerals research, scientific services, marine operations and project management. Operations and research expenses for the three months ended September 30, 2026 were $0.6 million, a decrease of $246,000 as compared to the three months ended September 30, 2025. The decrease was primarily due to lower professional and consulting expenses, including costs related to Phosagmex activities incurred in 2025 that did not recur at the same level in 2026.

Total Other Income/Expense

Total other expenses, net were $0.2 million and $11.4 million for the three months ended September 30, 2026 and 2025, respectively, resulting in a decrease of $11.1 million. The decrease resulted from: (i) a $8.7 million decrease in the change in fair value of derivative liabilities, relating primarily to the change in fair value of warrants and litigation financing, (ii) a $1.0 million decrease in interest expense, net of interest income, (iii) a $0.4 million decrease in foreign exchange expense, (iv) a $0.9 million decrease in loss on equity method investments primarily related to lower losses associated with the Company’s investment in Phosagmex during the current quarter.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any income taxes for the three months ended September 30, 2026 and 2025.

Non-Controlling Interest

The non-controlling interest adjustment for the three months ended September 30, 2026 was $0.0 million as compared to $0.4 million for the three months ended September 30, 2025. This adjustment was primarily due to the decrease in losses allocated to noncontrolling interest holders related to the Company’s Phosagmex joint venture.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Change
Increase/(Decrease) (in thousands)	2026	2025	$	%

Total revenue	$209	$331	$(122)	(36.9)%

Marketing, general and administrative	16,746	6,978	$9,768	140.0%
Operations and research	1,925	2,085	$(160)	(7.7)%
Total operating expenses	$18,671	$9,063	$9,608	106.0%
Total other (expense) income	4,600	(22,332)	$26,932	(120.6)%
Net (loss) income	(13,862)	(31,063)	$17,201	(55.4)%
Net (income) loss attributable to non-controlling interest	257	5,384	$(5,127)	(95.2)%
Net (loss) income attributable to Odyssey Marine Exploration, Inc.	$(13,605)	$(25,679)	$12,074	(47.0)%

Revenue

Total revenue for the nine months ended September 30, 2026 decreased $0.1 million as compared to the nine months ended September 30, 2025, due primarily to the expiration of the Services Agreement with CIC in the third quarter of 2025.

One company to which we provided services in 2025 (no services provided in 2026) is a deep-sea mineral exploration company, CIC, which we consider to be a related party because our lead director has an interest in the company (see Note 4 – Related Party Transactions). In addition, during the nine months ended September 30, 2026 and 2025, we also provided services to OML, which is also a related party that we account for under the equity method of accounting.

Operating Expenses

Marketing, general and administrative expenses for the nine months ended September 30, 2026 were $16.7 million, an increase of $9.8 million as compared to $7.0 million for the nine months ended September 30, 2025. The increase primarily resulted from an $11.1 million increase in professional services, largely attributable to audit, consulting and legal fees related to the AOM Merger

Agreement. This increase was partially offset by decreases of $1.3 million in compensation expense, primarily related to lower director fees, and $0.1 million in other expenses.

Operations and research expenses for the nine months ended September 30, 2026 were $1.9 million, a decrease of $160,000 as compared to $2.1 million for the nine months ended September 30, 2025. The decrease period over period was not significant.

Total Other Income and Expense

Total other income/expense was income of $4.6 million and expense of $22.3 million for the nine months ended September 30, 2026 and 2025, respectively, resulting in a change of $26.9 million.

The change in total other income/expense was attributable to: (i) $22.6 million of changes in fair value of derivative liabilities ($6.5 million gain in the nine months ended September 30, 2026 compared to $16.1 million loss in the nine months ended September 30, 2025), relating primarily to the change in fair value of warrants, litigation financing liability, and debt conversion embedded derivatives, (ii) a $3.0 million decrease in interest expense, net of interest income, as a majority of the convertible notes were converted during the year ended 2025, and thus not outstanding in the nine months ended September 30, 2026, (iii) $0.6 million decrease in the loss on equity method investment, as Phosagmex commenced in late second quarter of 2025, and (iv) $0.7 million in decreased foreign exchange expense.

Income Taxes

Due to losses and our net operating loss carryforwards, we did not accrue any income taxes for the nine months ended September 30, 2026 and 2025.

Non-Controlling Interest

The non-controlling interest adjustment in the nine months ended September 30, 2026 was $0.3 million as compared to $5.4 million for the nine months ended September 30, 2025. This fluctuation is primarily due to changes in ownership in a subsidiary through non-controlling interests in connection with the Company’s investment in ORM and the Mexican Corporate Transactions, as well as a decrease in permit fees and other standard operating costs.

Liquidity and Capital Resources

Discussion of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2026	2025

Summary of Cash Flows:
Net Cash Used In Operating Activities	$(14,498)	$(6,028)
Net Cash Used In Investing Activities	—	(159)
Net Cash Provided By Financing Activities	12,125	7,212
Net (Decrease) Increase In Cash	$(2,373)	$1,024
Cash at Beginning of Period	3,516	4,792
Cash at End of Period	$1,143	$5,816

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $14.5 million, compared to cash used of $6.0 million for the nine months ended September 30, 2025.

The net cash used in operating activities for the nine months ended September 30, 2026 reflected a net loss before non-controlling interest of $13.9 million. Cash used in operating activities was adjusted primarily by non-cash items of $4.1 million, including: (i) $6.5 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, litigation financing liability and the debt conversion embedded derivatives, (ii) $0.5 million of amortization of the finance liability, (iii) $0.5 million of director and consultant compensation paid in stock, (iv) $1.0 million of loss on equity method investment, and (v) other share-based compensation of $0.4 million. Other operating activities resulted in a decrease in working capital of $3.5 million, which positively impacted cash used in operating activities. This $3.5 million change includes a $2.0 million increase to accounts payable, a $0.9 million increase to accrued expenses, and a decrease of $0.5 million in other assets.

The net cash used in operating activities for the nine months ended September 30, 2025 reflected a net loss before non-controlling interest of $31.1 million. Cash provided by operating activities was adjusted primarily by non-cash items of $25.2 million, including: (i) $16.1 million in changes in fair value of derivative liabilities, relating primarily to the change in fair value of warrants, litigation financing liability and the debt conversion embedded derivatives, (ii) the amortization of deferred discount $1.3 million, (iii) note payable accretion of $1.6 million, (iv) $2.2 million exchange in connection with the Mexican Corporate Transactions, (v) $1.7 million of PIK interest, (vi) $1.5 million of loss on equity method investment, (vii) $0.2 million of director and consultant compensation paid in stock and (viii) other share-based compensation of $0.1 million,. Other operating activities resulted in an increase in working capital of $0.1 million. This $0.1 million increase includes a $0.2 million increase to accounts payable, a $0.5 million increase to accrued expenses, predominantly related to our NAFTA arbitration, offset by decreases of $0.2 million in accounts receivable and $0.4 million in other assets.

Investing Activities

There were no cash flows from investing activities for the nine months ended September 30, 2026. Cash flows used in investing activities for the nine months ended September 30, 2025 consisted of $1,587 of purchases of property and equipment, and $0.2 million of Cash paid for investment in unconsolidated entity.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2026 were $12.1 million, consisting primarily of $10.2 million of proceeds from the AOM Senior Secured Notes, $2.6 million of proceeds from the exercise of warrants and $0.1 million of proceeds from the exercise of options, partially offset by $0.5 million of debt obligation payments and $0.4 million of payments on financing obligations.

Cash flows provided by financing activities for the nine months ended September 30, 2025 was $7.2 million, consisting primarily of $7.7 million of proceeds from the issuance of common stock and $0.5 million of proceeds from exercised warrants, offset by $0.5 million of debt obligation payments, $0.4 million payments on sale-leaseback financing and $0.1 million of offering costs paid on financings.

Other Cash Flow Areas

General Discussion

At September 30, 2026, we had cash and cash equivalents of $1.1 million, a decrease of $2.4 million from the December 31, 2025 balance of $3.5 million. Financial debt of the company was $15.0 million and $5.0 million at September 30, 2026 and December 31, 2025, respectively.

Financings

The carrying value of the Company’s consolidated loans payable consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Emergency Injury Disaster Loan	$150	$150
AFCO Insurance note payable	52	522
AOM Senior Secured Notes	10,390	—
Finance liability (Note 15)	4,418	4,323
Total Loans payable	$15,010	$4,995
Less: Current portion of loans payable	(14,860)	(1,062)
Loans payable—long term	$150	$3,933

AOM Senior Secured Notes

On April 8, 2026, the Company entered into the Odyssey Note Purchase Agreement with AOM as amended on September 8, 2026, (see Note 1, Merger Agreement and Related Transactions), pursuant to which the Company may issue up to $10.0 million aggregate principal amount of AOM Senior Secured Notes or such greater amounts as AOM may agree to in writing in its sole discretion. The AOM Senior Secured Notes bear interest at 8.0% per annum and mature on the earlier of (i) April 8, 2027 or (ii) the Effective Time. Accrued interest is capitalized quarterly and paid in kind by adding the amount of accrued interest to the outstanding principal balance. The Odyssey Notes are secured by substantially all of the Company’s assets, subject to certain exclusions.

During the nine months ended September 30, 2026, the Company received aggregate proceeds of $10.2 million under the Odyssey Note Purchase Agreement. No principal repayments were made during the period.

As of September 30, 2026, the outstanding principal balance of the AOM Senior Secured Notes was approximately $10.4 million. Interest expense related to the AOM Senior Secured Notes was $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, which amounts were capitalized and paid in kind by adding such amounts to the outstanding principal balance on the first day of the subsequent quarter. The Company did not incur any debt issuance costs, and no debt discount or premium was recorded in connection with the financing.

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

As of December 31, 2025, there were 100,119 March 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet. During the nine months ended September 30, 2026, holders of the March 2023 Warrants exercised an aggregate of 89,536 warrants with exercise price of $27.50 for a total purchase price of $2,462,257, and 10,582 March 2023 Warrants expired unexercised. As of September 30, 2026, there were no March 2023 Warrants outstanding.

The change in fair value of the March 2023 Warrants for the three months ended September 30, 2026 and 2025 was zero and an increase of $1.1 million, respectively, and a decrease of $1.0 million and an increase of $2.4 million, respectively, for the nine months ended September 30, 2026 and 2025, respectively, which have been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the March 2023 Warrants at September 30, 2026 and December 31, 2025 was zero and $2.2 million, respectively.

For the three and nine months ended September 30, 2025, we incurred $0.4 million and $1.1 million, respectively, of interest expense from the amortization of the debt discount, and $27,686 and $82,158 of interest from the fee amortization, which has been recorded in interest expense on the condensed consolidated statements of operations.

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

As of December 31, 2025, there were 60,228 December 2023 Warrants outstanding. During the nine months ended September 30, 2026, holders of the December 2023 Warrants exercised an aggregate of 5,618 warrants with exercise price of $30.75 for a total purchase price of $172,744. As of September 30, 2026, there were 54,610 December 2023 Warrants outstanding, which are recognized at fair value and recorded as derivative liability within the condensed consolidated balance sheet.

The change in fair value of the December 2023 Warrants for the three months ended September 30, 2026 and 2025 was a decrease of $0.2 million and an increase of $1.2 million, respectively, and a decrease of $2.0 million and an increase of $2.0 million, respectively for the nine months ended September 30, 2026 and 2025, respectively, which has been recorded in the change in derivative liabilities fair value in the condensed consolidated statement of operations. The fair value of the December 2023 Warrants at September 30, 2026 and December 31, 2025, was $23,203 and $2.1 million, respectively.

For the three and nine months ended September 30, 2025, we recorded $0.1 million and $0.3 million of interest expense from the amortization of the debt discount and $10,380 and $30,802 of interest from the fee amortization which has been recorded in interest expense on the condensed consolidated statements of operations.

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

The Company’s principal balance on the EIDL Loan was $0.2 million as of September 30, 2026 and December 31, 2025, and is recorded in Loans payable on the condensed consolidated balance sheets.

AFCO Insurance Note Payable

On November 1, 2025, we entered into a new premium finance agreement with AFCO, pursuant to which AFCO agreed to finance the D&O insurance premiums evidenced by the promissory note in the amount of $0.6 million to be repaid equally over an 11-month period, bearing interest at a rate of 6.11% per annum, maturing on October 31, 2026. The remaining balance was paid on October 1, 2026.

Critical Accounting Estimates

There have been no material changes in our critical accounting estimates since December 31, 2025.

New Accounting Pronouncements

There were no newly issued accounting pronouncements during the three months ended September 30, 2026 or through the date of this Quarterly Report on Form 10-Q that are expected to have a material impact on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our CEO, who is currently also acting as our CFO for this purpose, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2026, as the result of the material weakness in our internal control over financial reporting discussed below, which is currently being remediated.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The conditions to the Closing may not be fulfilled and, accordingly, the Merger may not be completed. In addition, if the Merger is not consummated by December 8, 2026 (subject to extension by either us or AOM in certain circumstances, including an extension of 30 days if the extending party determines in good faith that the remaining closing conditions are capable of being satisfied), any party may choose not to proceed with the Merger. Moreover, the parties can mutually decide to terminate the Merger

Agreement at any time prior to the consummation of the Merger, before or after receipt of the required approval of our stockholders, and each party may elect to terminate the Merger Agreement in certain other circumstances. If the Merger Agreement is terminated, we may incur substantial fees and expenses in connection with such termination and will not realize the anticipated benefits of the Merger.

Our stockholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.

Following completion of the Merger and related transactions, our current stockholders are expected to own approximately 6.6% of the combined company. Consequently, our stockholders, as a group, will have reduced ownership and voting power in the combined company compared to their current ownership and voting power in us and will be able to exercise less collective influence over our management and policies than they currently exercise.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

OML Equity Exchange Agreement

On April 8, 2026, in connection with the Merger Agreement, Odyssey, OML, and certain of the members of OML (the “OML Members”) entered into an equity exchange agreement (the “OML Equity Exchange Agreement”), which provides that, on or prior to May 6, 2026, OML Members may elect to exchange their OML Units for shares of Odyssey Common Stock as soon as practicable after the effective date of the Proposed Merger. In exchange for their OML Units, Odyssey will deliver to each of the OML Members a number of shares of Odyssey Common Stock equal to the number of OML Units such OML Member elects to exchange multiplied by a fraction, the numerator of which is $20.45, being the agreed value per unit of OML Units, and the denominator of which is $27.50, being the price per share of Odyssey Common Stock to be paid by investors in the PIPE Financing, subject to further adjustment in certain circumstances.

OML Members have agreed to exchange an aggregate 4,865,900 OML Units for 3,618,460 shares of Odyssey Common Stock.

CIC Equity Exchange Agreement

On April 8, 2026, in connection with the Merger Agreement, Odyssey, CIC, and certain of the stockholders of CIC (the “CIC Stockholders”) entered into an equity exchange agreement (the “CIC Equity Exchange Agreement”), which provides that CIC Stockholders may elect to exchange their shares of common stock of CIC (“CIC Shares”) for shares of Odyssey Common Stock on or prior to May 6, 2026 as soon as practicable after the effective date of the Proposed Merger. In exchange for their CIC Shares, Odyssey will deliver to each of the CIC Stockholders a number of shares of Odyssey Common Stock equal to the number of CIC Shares such CIC Stockholder wishes to exchange multiplied by a fraction, the numerator of which is $1.22, being the agreed value per CIC Share, and the denominator of which is $27.50, being the price per share of Odyssey Common Stock paid by investors in the PIPE Financing, subject to further adjustment in certain circumstances and certain limits to comply with the applicable listing rules.

CIC Stockholders have agreed to exchange an aggregate 39,403,671 CIC Shares for 1,748,090 shares of Odyssey Common Stock.

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
10.1+

2026 Equity Incentive Plan (incorporated by reference to Annex L to the Preliminary Proxy Statement/Prospectus contained in Amendment No. 5 to the Registration Statement on Form S-4 filed October 7, 2026).

10.2+	Amendment to Odyssey Note Purchase Agreement (incorporated by reference to Exhibit 10.38 to Amendment No. 4 to the Registration Statement on Form S-4 filed September 29, 2026).
23.1*	Consent of RSC Consulting Ltd.
23.2*	Consent of RSC Consulting Ltd.
23.3*	Consent of Dr. Simon Nielsen, QP
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
#	Furnished herewith
+	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ODYSSEY MARINE EXPLORATION, INC.

Date: November 2, 2026	By:	/s/ Mark D. Gordon
Mark D. Gordon
Chief Executive Officer
Principal Executive Officer
Principal Financial Officer